Form 10-Q
period 1996-03-31
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1996-05-10
CIK 938839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                F O R M  10 - Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996


( ) Transition Report Pursuant to Section 13 or 15(d) of The Securities
    Exchange Act of 1934

For the Transition Period From ___________ to _____________


Commission file number 1-13662


                   BOISE CASCADE OFFICE PRODUCTS CORPORATION

            (Exact name of registrant as specified in its charter)

Delaware                                                     82-0477390


(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification No.)

                           800 West Bryn Mawr Avenue
                               Itasca, Illinois
                                     60143

                   (Address of principal executive offices)
                                  (Zip Code)

                                (708) 773-5000

             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
                                       as of April 30, 1996, after giving
            Class                      effect to a two-for-one stock split
      Common stock, $.01 par value                  62,335,518

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements


          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                            Three Months Ended March 31
                                             1996                1995
                                             (expressed in thousands,
                                              except per share data)

Net sales                                 $  461,423          $  303,287
Cost of sales, including purchases
  from Boise Cascade Corporation
  of $42,595,000 and $34,464,000             338,526             231,466
                                          __________          __________
Gross profit                                 122,897              71,821
                                          __________          __________

Selling and warehouse operating
  expense                                     87,095              54,311
Corporate general and administrative
  expense, including amounts paid to
  Boise Cascade Corporation of $586,000
  and $698,000                                 6,854               4,761
Goodwill amortization                          1,380                 440
                                          __________          __________
                                              95,329              59,512
                                          __________          __________
Income from operations                        27,568              12,309
Other income (expense), net                   (1,241)                243
                                          __________          __________
Income before income taxes                    26,327              12,552
Income tax expense                            10,764               4,833
                                          __________          __________
Net income                                $   15,563          $    7,719

Earnings per common share and
  pro forma earnings per common share,
  after giving effect to a two-for-one
  stock split (based upon 62,305,746
  actual average common shares outstanding
  for the three months ended March 31,
  1996, and 61,387,500 pro forma
  average common shares outstanding for
  the three months ended March 31, 1995)       $ .25               $ .13


  The accompanying notes are an integral part of these Financial Statements.

             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)


                                                March 31        December 31
                                          1996         1995         1995
                                              (expressed in thousands)
ASSETS

Current
  Cash and short-term investments      $   13,138  $       21  $    14,082
  Receivables, less allowances
     of $3,123,000, $1,129,000,
     and $2,889,000                       232,325     141,413      189,260
  Inventories                             130,030      88,927      112,538
  Deferred income tax benefits              8,156       5,547        7,588
  Other                                    14,218       8,264       12,705
                                       __________  __________   __________
                                          397,867     244,172      336,173
                                       __________  __________   __________
Property
  Land                                     12,411      11,779       12,411
  Buildings and improvements               66,342      57,907       66,217
  Furniture and equipment                 114,634      90,816      102,074
  Accumulated depreciation                (79,814)    (84,201)     (91,941)
                                       __________  __________   __________
                                          113,573      76,301       88,761
                                       __________  __________   __________
Goodwill, net of amortization
  of $6,961,000, $3,803,000,
  and $5,650,000                          206,637      57,303      114,919
Other assets                                5,319       4,307        4,271
                                       __________  __________   __________
Total assets                           $  723,396  $  382,083   $  544,124


  The accompanying notes are an integral part of these Financial Statements.

             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)


                                                  March 31         December 31
                                             1996         1995         1995
                                               (expressed in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
  Notes payable                           $    6,000  $     -     $     -
  Current portion of long-term debt              219        -           -
  Accounts payable
    Trade and other                          157,826      76,088     116,363
    Boise Cascade Corporation                 12,774        -         23,906
                                          __________  __________  __________
                                             170,600      76,088     140,269
                                          __________  __________  __________
  Accrued liabilities
    Compensation and benefits                 14,774      11,932      17,959
    Income taxes payable                      11,805        -          4,712
    Taxes, other than income                   7,467      12,241       6,813
    Interest payable                             562        -           -
    Other                                     25,124      12,234      20,596
                                          __________  __________  __________
                                              59,732      36,407      50,080
                                          __________  __________  __________
                                             236,551     112,495     190,349
                                          __________  __________  __________

Other
  Deferred income taxes                        2,727       3,024       2,534
  Long-term debt, less current portion       110,143        -           -
  Other                                       18,622       1,817      11,824
                                          __________  __________  __________
                                             131,492       4,841      14,358
                                          __________  __________  __________

Shareholders' equity
  Common stock, $.01 par value,
    200,000,000 shares authorized;
    62,331,258 and 62,292,776 shares
    issued and outstanding at
    March 31, 1996, and December 31, 1995,
    after giving effect to a two-for-one
    stock split                                  623        -            623
  Additional paid-in capital                 295,793     257,028     295,615
  Retained earnings                           58,937       7,719      43,179
                                          __________  __________  __________
    Total shareholders' equity               355,353     264,747     339,417
                                          __________  __________  __________
Total liabilities and
  shareholders' equity                    $  723,396  $  382,083  $  544,124


  The accompanying notes are an integral part of these Financial Statements.

             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                              Three Months Ended March 31
                                                  1996           1995
                                                (expressed in thousands)

Cash provided by (used for) operations
  Net income                                   $   15,563     $    7,719
  Items in income not using (providing) cash
    Depreciation and amortization                   5,279          3,495
    Deferred income tax benefit                       934           (948)
  Receivables                                      (3,130)       (16,217)
  Inventories                                       5,888         (4,694)
  Other current assets                              2,561         (1,477)
  Accounts payable and accrued liabilities         (5,784)        (2,113)
  Current and deferred income taxes                 4,889           (769)
                                               __________     __________
    Cash provided by (used for) operations         26,200        (15,004)
                                               __________     __________

Cash provided by (used for) investment
  Expenditures for property and equipment         (10,587)        (5,897)
  Acquisitions                                   (129,259)        (3,289)
  Other, net                                       (3,416)           688
                                               __________     __________
    Cash used for investment                     (143,262)        (8,498)
                                               __________     __________

Cash provided by (used for) financing
  Notes payable                                     6,000           -
  Additions to long-term debt                     110,000           -
  Net equity transactions with Boise
    Cascade Corporation                              -            23,595
  Other, net                                          118            (95)
                                               __________     __________
    Cash provided by financing                    116,118         23,500
                                               __________     __________

Decrease in cash                                     (944)            (2)

Balance at beginning of the period                 14,082             23
                                               __________     __________

Balance at March 31                            $   13,138     $       21


  The accompanying notes are an integral part of these Financial Statements.

     BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION. Boise Cascade Office Products Corporation (together with its subsidiaries, "the Company") was operated as the Boise Cascade Office Products Distribution Division ("the Division") of Boise Cascade Corporation ("BCC") prior to April 1, 1995. Effective on that date, pursuant to an Asset Transfer and Subscription Agreement between the Company and BCC, BCC transferred to the Company (the "Transfer of Assets") substantially all of the assets and liabilities associated with the Division, other than $100 million of accounts receivable, in exchange for common stock of the Company. After the transfer, BCC held a total of 50,750,000 shares, after giving effect to a two-for-one stock split, of the Company's common stock (see Note 3). The accompanying historical consolidated income statements include the consolidated results of operations of the Division.

      The quarterly financial statements of the Company and its subsidiaries have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included.
      Except as may be disclosed in the notes to the Financial Statements, the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These quarterly financial statements should be read together with the statements and the accompanying notes included in the Company's 1995 Annual Report.

(2) PUBLIC OFFERINGS. On April 13, 1995, the Company completed the sale of 10,637,500 shares of common stock at a price of $12.50 per share, after giving effect to a two-for-one stock split, in an initial public offering in the United States and in a concurrent international offering ("the Offerings"). After the Offerings, BCC owned 82.7% of the Company's outstanding common stock. The net proceeds to the Company were approximately $123.1 million. A total of $100 million of such net proceeds was used by the Company to replace the working capital retained by BCC in the Transfer of Assets. Of the remaining proceeds, $21.2 million was retained by the Company and was available for general corporate purposes, and $1.9 million was paid as a dividend to BCC.

(3) EARNINGS PER COMMON SHARE. Actual earnings per common share of $.25 for the three months ended March 31, 1996, are based upon the average number of common shares outstanding pursuant to the shares issued to BCC in the organization of the Company and the Transfer of Assets on April 1, 1995, the shares issued in the Offerings on April 13, 1995, common shares issued to effect acquisitions made by the Company, and shares issued as a result of stock options exercised, all after giving effect to a two-for-one stock split. The unaudited pro forma earnings per common share of $.13 for the three months ended
      March 31, 1995, have been presented assuming the 50,750,000 common shares issued to BCC in the organization of the Company and the 10,637,500 common shares issued in the Offerings, after giving effect to a two-for-one stock split, were issued on January 1, 1995.

      In April 1996, the Company's board of directors authorized a two-for-one split of the Company's common stock in the form of a 100% stock dividend. Each shareholder of record at the close of business on May 6, 1996, will receive one additional share for each share held on that date. The new shares will be distributed on May 20, 1996. All share amounts, net income per share, and average common shares outstanding have been restated to reflect the stock split for each period presented.

(4) DEBT. At March 31, 1996, the Company had a $225 million revolving credit agreement with a group of banks. Borrowing under this agreement was $110 million. In addition, the Company had $6 million of short-term borrowings.

(5) TAXES. The estimated tax provision rate for the first three months of 1996 was 41% compared with a tax provision rate of 38.5% for the same period in the prior year. The increase is primarily due to the amortization of goodwill arising from certain acquisitions that is not deductible for tax purposes.

(6) ACQUISITIONS. During the first quarter of 1996, the Company made five acquisitions which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in the Company's operations subsequent to the dates of acquisition.

      On February 5, 1996, the Company completed the acquisition of 100% of the shares of Grand & Toy Limited (Grand & Toy) from Cara Operations Limited (Toronto). The negotiated purchase price was approximately C$140 million (US$104 million). In addition, the Company recorded liabilities of approximately $7.4 million, which are included in the recorded purchase price of Grand & Toy, to modify and transition activities such as distribution, marketing, and other functions. Further adjustments to the preliminary allocation of the purchase price may be made within one year of the acquisition date. The acquisition was funded primarily from borrowings under the Company's $225 million revolving credit agreement. Grand & Toy owns and operates six office products distribution centers and approximately 80 retail stores across Canada.

      On January 31, 1996, the Company acquired the assets of the contract stationer business of Sierra Vista Office Products, Inc., based in Albuquerque, New Mexico. On February 9, 1996, the Company acquired the stock of the contract stationer businesses of Loring, Short & Harmon, Inc., based in Portland, Maine, and McAuliffe's based in Burlington, Vermont. On March 29, 1996, the Company acquired the stock of the contract stationer and office furniture business of Office Essentials based in Milwaukee, Wisconsin. These businesses were acquired for a total of $27.2 million in cash and $7.9 million payable to the sellers.

      Unaudited pro forma results of operations, reflecting these acquisitions, would have been as follows. If these five businesses had been acquired on January 1, 1996, the Company's first quarter
      1996 sales would have increased to $491 million, net income would have decreased slightly to $15.4 million and earnings per common share, after giving effect to a two-for-one stock split, would have remained $.25. If these businesses had been acquired on January 1, 1995, first quarter 1995 sales would have increased to $370 million, net income would have decreased to $5.3 million and earnings per common share, after giving effect to a two-for-one stock split, would have decreased to $.09. In the first quarter of 1995, Grand & Toy Limited recorded a restructuring charge. Excluding the impact of this restructuring charge, pro forma net income and earnings per share would have been essentially unchanged. This unaudited pro forma financial information does not necessarily represent the actual consolidated results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

      In April 1996, the Company announced it had signed letters of intent to acquire Crawford's Office Supplies, Inc., based in Seattle, Washington; Zemlick Brothers, Inc., based in Kalamazoo, Michigan; Bangs Office Products, Inc., based in Pocatello, Idaho; and Pedersen Contact based in Melbourne, Australia. The combined annual sales of the acquisitions at the time of announcement were $63.3 million. The Company also announced the start-up of new office products distribution centers in Las Vegas, Nevada, and Miami, Florida.

      In April 1996, the Company filed a registration statement with the Securities and Exchange Commission for additional shares of common stock, which provides the Company with an uncommitted 4,000,000 registered shares of common stock, after a two-for-one stock split, to be offered from time to time in connection with future acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter of 1996, Compared with First Quarter of 1995

Results of Operations

Net sales in the first quarter of 1996 increased 52% to $461.4 million, compared with $303.3 million in the first quarter of 1995. The growth in sales resulted from increased national account business, rapid growth in direct marketing, acquisitions, and somewhat higher paper prices and volumes. Excluding the effect of acquisitions since December 31, 1994, sales increased 18% in the first quarter of 1996.

Cost of goods sold, which includes the cost of merchandise sold and delivery and occupancy costs, increased to $338.5 million in the first quarter of 1996, which was 73.4% of net sales. This compares with $231.5 million reported in the same period of the prior year, which represented 76.3% of net sales. Gross profit as a percentage of sales was 26.6% and 23.7% for the first quarter of 1996 and 1995. The increase in margins was due primarily to improved margins in the Company's national account business and higher paper prices quarter to quarter.

Operating expense was 20.7% of net sales in the first quarter of 1996, compared with 19.6% in the first quarter of 1995. Within the operating expense category, selling and warehouse operating expense was 18.9% of net sales in the first quarter of 1996, compared with 17.9% in the first quarter of 1995. This increase was primarily the result of changes in the Company's product and channel mix due to acquisitions. Corporate general and administrative expense declined slightly to 1.5% of first quarter 1996 net sales from 1.6% of first quarter 1995 net sales.

As a result of the above factors, income from operations in the first quarter of 1996 increased by $15.3 million to $27.6 million, more than double the Company's first quarter 1995 operating income, which was $12.3 million. Net income in the first quarter of 1996 more than doubled to $15.6 million, or 3.4% of net sales, compared with $7.7 million, or 2.5% of net sales, in the same period of the prior year.

Liquidity and Capital Resources

The Company's principal requirements for cash have been to fund working capital needs, upgrade and expand its facilities at existing locations, open new distribution centers, and make acquisitions. The funding of the Company's strategy for growth, including acquisitions and the relocation of several existing distribution centers into new and larger facilities, is expected to require significant capital outlays by the Company over the next several years.

To finance the Company's capital requirements, the Company expects to rely upon funds from a combination of sources. The Company anticipates continued cash flow from operations. In addition, the Company has a $225 million revolving credit agreement that expires in 1999 and provides for variable rates of interest based on customary indexes. The revolving credit agreement is available for acquisitions and general corporate purposes. It contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. The lending banks may terminate the revolving credit agreement, and accelerate the payment of any amounts borrowed thereunder, in the event a Change of Control (as defined) of the Company occurs. At March 31, 1996,
$110 million was outstanding under this agreement. At March 31, 1996, the Company had $6 million of short-term borrowings.

In addition to available borrowing capacity under the terms of the revolving credit agreement, the Company may, subject to the covenants contained in the revolving credit agreement and to market conditions, raise additional funds through other external debt or equity financing in the future.

In April 1996, the Company filed a registration statement with the Securities and Exchange Commission for additional shares of common stock, which provides the Company with an uncommitted 4,000,000 registered shares of common stock, after a two-for-one stock split, to be offered from time to time in connection with future acquisitions.

Cash provided by operations for the first three months of 1996 was $26.2 million. This was the result of $21.8 million of net income, depreciation and amortization, and other noncash items and a $4.4 million increase in working capital. Net cash used for investment in the first three months of 1996 was $143.3 million, which included $10.6 million for capital expenditures and $129.3 million for acquisitions. Net cash provided by financing was $116.1 million for the first three months of 1996, resulting from borrowings made by the Company to fund acquisitions.

Cash used for operations in the first three months of 1995 was $15.0 million. This was the result of $10.3 million of net income, depreciation and amortization, and other noncash items offset by $25.3 million of negative changes in working capital. Cash used for investment in the first three months of 1995 was $8.5 million, which included $5.9 million of expenditures for property and equipment and $3.3 million for acquisitions. Net cash provided by financing was $23.5 million for the first three months of 1995, almost all of which was net equity transactions with Boise Cascade Corporation.

Business Cycles

The Company is a major distributor of copy paper. It is uncertain to what extent or when paper prices might significantly rise or fall and what favorable or adverse impact those changes might have on the Company's sales and margins.

The Company's multifaceted growth strategy, including its acquisition program, has been very successful in recent quarters. The Company believes that this growth strategy will continue to be successful, but the year-to-year and quarter-to-quarter results of this strategy will depend in part on market conditions outside the Company's control. In addition, the pace of the Company's acquisition program will reflect the extent of opportunities available to the Company.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the registrant's annual report on Form 10-K for the year ended December 31, 1995, for information concerning legal proceedings.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

      (b) On February 16, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission to report that the Company completed the acquisition of 100% of the shares of Grand & Toy Limited from Cara Operations Limited (Toronto), on February 5, 1996.

            On March 14, 1996, the Company filed a Form 8-K/A. This amended the registrant's response to Item 7 of the Form 8-K filed on February 16, 1996, so as to file the Grand & Toy financial statements and pro forma financial information giving effect to the acquisition of Grand & Toy.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BOISE CASCADE
                                          OFFICE PRODUCTS CORPORATION

     As Duly Authorized Officer and
     Chief Accounting Officer:           /s/Darrell R. Elfeldt
                                         Darrell R. Elfeldt
                                         Vice President and Controller




Date:  May 10, 1996

                 BOISE CASCADE OFFICE PRODUCTS CORPORATION
                             INDEX TO EXHIBITS
               Filed With the Quarterly Report on Form 10-Q
                   for the Quarter Ended March 31, 1996

Number     Description                                     Page Number

10         Form of Deferred Compensation and
            Benefits Trust dated January 30, 1996
27         Financial Data Schedule