Form 10-Q
period 1996-06-30
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1996-08-09
CIK 938839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                F O R M  10 - Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996


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

                                (630) 773-5000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
            Class                              as of July 31, 1996
      Common stock, $.01 par value                  62,410,589

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements


          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                            Three Months Ended June 30
                                             1996                1995
                                             (expressed in thousands,
                                              except per share data)

Net sales                                 $  460,767          $  305,718
Cost of sales, including purchases
  from Boise Cascade Corporation
  of $45,135,000 and $36,272,000             337,429             230,070
                                          __________          __________
Gross profit                                 123,338              75,648
                                          __________          __________

Selling and warehouse operating
  expense                                     88,915              56,055
Corporate general and administrative
  expense, including amounts paid to
  Boise Cascade Corporation of $629,000
  and $527,000                                 7,772               6,379
Goodwill amortization                          1,678                 499
                                          __________          __________
                                              98,365              62,933
                                          __________          __________
Income from operations                        24,973              12,715
Other income (expense), net                   (1,881)                630
                                          __________          __________
Income before income taxes                    23,092              13,345
Income tax expense                             9,498               5,137
                                          __________          __________
Net income                                $   13,594          $    8,208

Earnings per common share and
  pro forma earnings per common share,
  (based upon 62,359,936 actual average
  common shares outstanding for the
  three months ended June 30, 1996,
  and 61,387,500 pro forma average
  common shares outstanding for the
  three months ended June 30, 1995)            $ .22               $ .13



  The accompanying notes are an integral part of these Financial Statements.

             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)


                                             Six Months Ended June 30
                                              1996               1995
                                             (expressed in thousands,
                                              except per share data)

Net sales                                 $  922,190          $  609,005
Cost of sales, including purchases
  from Boise Cascade Corporation
  of $87,730,000 and $70,736,000             675,955             461,536
                                          __________          __________
Gross profit                                 246,235             147,469
                                          __________          __________

Selling and warehouse operating
  expense                                    176,010             110,366
Corporate general and administrative
  expense, including amounts paid to
  Boise Cascade Corporation of
  $1,216,000 and $1,225,000                   14,626              11,140
Goodwill amortization                          3,058                 939
                                          __________          __________
                                             193,694             122,445
                                          __________          __________
Income from operations                        52,541              25,024
Other income (expense), net                   (3,122)                873
                                          __________          __________
Income before income taxes                    49,419              25,897
Income tax expense                            20,262               9,970
                                          __________          __________
Net income                                $   29,157          $   15,927


Earnings per common share and
  pro forma earnings per common share
  (based upon 62,332,841 actual
  average common shares outstanding
  for the six months ended June 30,
  1996, and 61,387,500 pro forma
  average common shares outstanding
  for the six months ended June 30,
  1995)                                       $  .47              $  .26



The accompanying notes are an integral part of these Financial Statements.

             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)


                                                 June 30         December 31
                                            1996         1995         1995
                                                (expressed in thousands)
ASSETS

Current
  Cash and short-term investments        $    9,058  $   45,132  $    14,082
  Receivables, less allowances
     of $3,922,000, $1,837,000,
     and $2,889,000                         226,791     142,754      189,260
  Inventories                               123,045      83,585      112,538
  Deferred income tax benefits                9,499       4,599        7,588
  Other                                      16,677       8,790       12,705
                                         __________  __________   __________
                                            385,070     284,860      336,173
                                         __________  __________   __________
Property
  Land                                       13,488      11,779       12,411
  Buildings and improvements                 71,448      58,075       66,217
  Furniture and equipment                   115,677      93,311      102,074
  Accumulated depreciation                  (83,010)    (86,222)     (91,941)
                                         __________  __________   __________
                                            117,603      76,943       88,761
                                         __________  __________   __________
Goodwill, net of amortization
  of $8,598,000, $4,291,000,
  and $5,650,000                            209,486      62,581      114,919
Other assets                                  6,443       4,416        4,271
                                         __________  __________   __________
Total assets                             $  718,602  $  428,800   $  544,124



   The accompanying notes are an integral part of these Financial Statements.

             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)


                                                   June 30         December 31
                                             1996         1995         1995
                                               (expressed in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
  Notes payable                           $   24,000  $     -     $     -
  Current portion of long-term debt              217        -           -
  Accounts payable
    Trade and other                          131,864      77,690     116,363
    Boise Cascade Corporation                 16,792      15,122      23,906
                                          __________  __________  __________
                                             148,656      92,812     140,269
                                          __________  __________  __________
  Accrued liabilities
    Compensation and benefits                 19,523      13,121      17,959
    Income taxes payable                         262       5,090       4,712
    Taxes, other than income                   7,782       5,400       6,813
    Other                                     23,655      10,714      20,596
                                          __________  __________  __________
                                              51,222      34,325      50,080
                                          __________  __________  __________
                                             224,095     127,137     190,349
                                          __________  __________  __________
Other
  Deferred income taxes                        3,238       2,625       2,534
  Long-term debt, less current portion       100,092        -           -
  Other                                       19,700       5,149      11,824
                                          __________  __________  __________
                                             123,030       7,774      14,358
                                          __________  __________  __________
Shareholders' equity
  Common stock, $.01 par value,
    200,000,000 shares authorized;
    62,407,310, 61,387,500, and
    62,292,776 shares issued and
    outstanding at each period                   624         614         623
  Additional paid-in capital                 298,192     277,348     295,615
  Retained earnings                           72,661      15,927      43,179
                                          __________  __________  __________
    Total shareholders' equity               371,477     293,889     339,417
                                          __________  __________  __________

Total liabilities and
  shareholders' equity                    $  718,602  $  428,800  $  544,124



   The accompanying notes are an integral part of these Financial Statements.

             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)



                                                Six Months Ended June 30
                                                   1996          1995
                                                (expressed in thousands)

Cash provided by (used for) operations
  Net income                                   $   29,157     $   15,927
  Items in income not using (providing) cash
    Depreciation and amortization                  11,794          7,152
    Deferred income tax benefit                     1,953           (422)
  Receivables                                       2,754        (14,173)
  Inventories                                      12,671          1,653
  Other current assets                                698         (1,942)
  Accounts payable and accrued liabilities        (24,061)         6,645
  Current and deferred income taxes                (8,494)         3,867
                                               __________     __________
    Cash provided by operations                    26,472         18,707
                                               __________     __________

Cash provided by (used for) investment
  Expenditures for property and equipment         (19,959)        (9,510)
  Acquisitions                                   (130,864)        (9,338)
  Other, net                                       (5,535)         1,254
                                               __________     __________
    Cash used for investment                     (156,358)       (17,594)
                                               __________     __________

Cash provided by (used for) financing
  Sale of stock                                      -           123,076
  Notes payable                                    24,000           -
  Additions to long-term debt                     100,000           -
  Net equity transactions with Boise
    Cascade Corporation                              -           (78,547)
  Other, net                                          862           (533)
                                               __________     __________
    Cash provided by financing                    124,862         43,996
                                               __________     __________

Increase (decrease) in cash                        (5,024)        45,109
Balance at beginning of the period                 14,082             23
                                               __________     __________

Balance at June 30                            $     9,058     $   45,132



   The accompanying notes are an integral part of these Financial Statements.

        BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)


(1) ORGANIZATION AND BASIS OF PRESENTATION. Boise Cascade Office Products Corporation (together with its subsidiaries, "the Company") was operated as the Boise Cascade Office Products Distribution Division ("the Division") of Boise Cascade Corporation ("BCC") prior to April 1, 1995. Effective on that date, pursuant to an Asset Transfer and Subscription Agreement between the Company and BCC, BCC transferred to the Company (the "Transfer of Assets") substantially all of the assets and liabilities associated with the Division, other than $100 million of accounts receivable, in exchange for common stock of the Company. After the transfer, BCC holds a total of 50,750,000 shares of the Company's common stock. The accompanying historical consolidated income statements include the consolidated results of operations of the Division.

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

(2) PUBLIC OFFERINGS. On April 13, 1995, the Company completed the sale of 10,637,500 shares of common stock at a price of $12.50 per share in an initial public offering in the United States and in a concurrent international offering ("the Offerings"). After the Offerings, BCC owned 82.7% of the Company's outstanding common stock. The net proceeds to the Company were approximately $123.1 million. A total of $100 million of such net proceeds was used by the Company to replace the working capital retained by BCC in the Transfer of Assets. Of the remaining proceeds, $21.2 million was retained by the Company and was available for general corporate purposes, and $1.9 million was paid as a dividend to BCC.

(3) EARNINGS PER COMMON SHARE. Actual earnings per common share of $.22 and $.47 for the three and six months ended June 30, 1996, are based upon the average number of common shares outstanding, including common shares issued to effect acquisitions made by the Company and shares issued as a result of stock options exercised. The unaudited pro forma earnings per common share of $.13 and $.26 for the three and six months ended June 30, 1995, are presented assuming the 50,750,000 common shares issued to BCC in the organization of the Company and the 10,637,500 common shares issued in the Offerings were issued on January 1, 1995.

(3) STOCK SPLIT. The Company effected a two-for-one split of the Company's common stock in the form of a 100% stock dividend. Each shareholder of record at the close of business on May 6, 1996, received one additional share for each share held on that date. The new shares were distributed on May 20, 1996. All references in these financial statements to share amounts, net income per share, and average common shares outstanding have been adjusted to reflect the stock split.

(4) DEBT. At June 30, 1996, the Company had a $350 million revolving credit agreement with a group of banks. Borrowing under this agreement was $100 million. On June 5, 1996, the revolving credit agreement was amended to extend the termination date from June 30, 1999, to June 30, 2001, and the aggregate of all commitments that can be outstanding was increased from $225 million to $350 million. At June 30, 1996, the Company had $24 million of short-term borrowings.

(5) TAXES. The estimated tax provision rate for the first six months of 1996 was 41.0% compared with a tax provision rate of 38.5% for the same period in the prior year. The increase is primarily due to the amortization of goodwill arising from certain acquisitions that is not deductible for tax purposes.

(6) ACQUISITIONS. During the first six months of 1996, the Company completed seven acquisitions which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in the Company's operations subsequent to the dates of acquisition.

      On February 5, 1996, the Company completed the acquisition of 100% of the shares of Grand & Toy Limited (Grand & Toy) from Cara Operations Limited (Toronto). The negotiated purchase price was approximately C$140 million. In addition, the Company recorded liabilities of approximately US$7.4 million, which are included in the recorded purchase price of Grand & Toy, to modify activities such as distribution, marketing, and other functions. Further adjustments to the preliminary allocation of the purchase price may be made within one year of the acquisition date. The acquisition was funded primarily from borrowings under the Company's revolving credit agreement. Grand & Toy owns and operates six office products distribution centers and approximately 80 retail stores across Canada.

      On January 31, 1996, the Company acquired the assets of the contract stationer business of Sierra Vista Office Products, Inc., based in Albuquerque, New Mexico. On February 9, 1996, the Company acquired the stock of the contract stationer businesses of Loring, Short & Harmon, Inc., based in Portland, Maine, and McAuliffe's based in Burlington, Vermont. On March 29, 1996, the Company acquired the stock of the contract stationer and office furniture business of Office Essentials based in Milwaukee, Wisconsin. On April 26, 1996, the Company acquired the assets of the contract stationer business of Crawford's Office Supplies based in Seattle, Washington. On May 31, 1996, the Company acquired the stock of the contract stationer business of Zemlick Brothers, Inc., based in Kalamazoo, Michigan. These acquisitions, including Grand & Toy, were purchased for cash of $130.9 million, $1.6 million of the Company's common stock issued to the sellers, and the recording of $19.3 million of liabilities.

      Unaudited pro forma results of operations, reflecting these acquisitions, would have been as follows. If these businesses had been acquired on January 1, 1996, sales for the first six months of 1996 would have increased to $956 million. There would have been no change to net income and earnings per common share. If these businesses had been acquired on January 1, 1995, the Company's sales for the first six months of 1995 would have increased to $744 million, net income would have decreased to $13 million, and earnings per common share would have decreased to $.21. In the first quarter of 1995, Grand & Toy recorded a restructuring charge. Excluding the impact of this restructuring charge, pro forma net income and earnings per share would have been essentially the same as the historical amounts reported for the six months ended June 30, 1995. This unaudited pro forma financial information does not necessarily represent the actual consolidated results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

      In the second quarter of 1996, the Company also started up office products distribution centers in Las Vegas, Nevada, and Miami, Florida. On July 1, 1996, the Company acquired the contract stationer business of Pedersen Contact based in Melbourne, Australia. At the time of announcement of this acquisition, annualized sales were approximately US$49 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter of 1996, Compared with Second Quarter of 1995

Results of Operations

Net sales in the second quarter of 1996 increased 51% to $460.8 million, compared with $305.7 million in the second quarter of 1995. The growth in sales resulted from increased national account business, continued growth in direct marketing, product line extensions, and acquisitions. Excluding the effect of acquisitions since March 31, 1995, sales increased 10% in the second quarter of 1996 compared with sales in the second quarter of 1995.

Cost of goods sold, which includes the cost of merchandise sold and delivery and occupancy costs, increased to $337.4 million in the second quarter of 1996, which was 73.2% of net sales. This compares with $230.1 million reported in the same period of the prior year, which represented 75.3% of net sales. Gross profit as a percentage of net sales was 26.8% and 24.7% for the second quarters of 1996 and 1995. The increase in operating margins was due primarily to improved margins on office papers.

Operating expense was 21.3% of net sales in the second quarter of 1996, compared with 20.6% in the second quarter of 1995. Within the operating expense category, selling and warehouse operating expense was 19.3% of net sales in the second quarter of 1996, compared with 18.3% in the second quarter of 1995. This increase was due in part to the Company's direct-mail and international operations, which have both higher gross margins and higher operating expenses. These operations represented a larger portion of the Company's overall sales in the second quarter of 1996. Corporate general and administrative expense declined to 1.7% of second quarter 1996 net sales from 2.1% of second quarter 1995 net sales.

As a result of the above factors, income from operations in the second quarter of 1996 increased to $25.0 million compared to the Company's second quarter 1995 operating income, which was $12.7 million. Net income in the second quarter of 1996 increased 66% to $13.6 million, or 3.0% of net sales, compared with $8.2 million, or 2.7% of net sales, in the same period of the prior year.

Six Months Ended June 30, 1996, Compared with Six Months Ended
June 30, 1995

Net sales for the six months ended June 30, 1996, increased 51% to $922.2 million, compared with $609.0 million a year ago. Same location sales increased 14% year to year.

Cost of goods sold, which includes the cost of merchandise sold and delivery and occupancy costs, increased to $676.0 million for the first six months of 1996, which was 73.3% of net sales. This compares with $461.5 million reported in the same period of the prior year, which represented 75.8% of net sales. Gross profit as a percentage of net sales was 26.7% and 24.2% for the first six months of 1996 and 1995.
The increase in margins was primarily the result of improved margins on office papers.

Operating expense was 21.0% of net sales for the first six months of 1996, compared with 20.1% in the same period of the prior year. This increase was due in part to the Company's direct-mail and international operations, which have both higher gross margins and higher operating expenses. These operations represented a larger portion of the Company's overall sales in 1996. Within the operating expense category, selling and warehouse operating expense was 19.1% of net sales in 1996, compared with 18.1% in 1995. Corporate general and administrative expense was 1.6% of net sales for the first six months of 1996, compared with 1.8% in 1995.

As a result of the above factors, income from operations for 1996 increased to $52.5 million, more than double the operating income of 1995, which was $25.0 million. Net income increased 83% to $29.2 million, or 3.2% of net sales, compared with $15.9 million, or 2.6% of net sales, in the same period of the prior year.

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

To finance the Company's capital requirements, the Company expects to rely upon funds from a combination of sources. The Company anticipates continued cash flow from operations. In addition, the Company has a $350 million revolving credit agreement that expires in 2001 and provides for variable rates of interest based on customary indexes. The revolving credit agreement is available for acquisitions and general corporate purposes. It contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. The lending banks may terminate the revolving credit agreement and accelerate the payment of any amounts borrowed thereunder in the event a Change of Control (as defined) of the Company occurs. At June 30, 1996, $100 million was outstanding under this agreement. At June 30, 1996, the Company had $24 million of short-term borrowings.

In addition to available borrowing capacity under the terms of the revolving credit agreement, the Company may, subject to the covenants contained in the revolving credit agreement and to market conditions, raise additional funds through other external debt or equity financing in the future.

In April 1996, the Company filed a registration statement with the Securities and Exchange Commission for additional shares of common stock. As of June 30, 1996, the Company had 4,349,638 registered shares of common stock to be offered from time to time in connection with acquisitions.

Net cash provided by operations for the first six months of 1996 was $26.5 million. This was the result of $42.9 million of net income, depreciation and amortization, and other noncash items offset by a $16.4 million increase in working capital. Net cash used for investment in the first six months of 1996 was $156.4 million, which included
$20.0 million of expenditures for property and equipment and $130.9 million for acquisitions. Net cash provided by financing was $124.9 million for the first six months of 1996, resulting primarily from borrowings made by the Company to fund acquisitions.

Net cash provided by operations in the first six months of 1995 was $18.7 million. This was the result of $22.7 million of net income, depreciation and amortization, and other noncash items offset by a $4.0 million increase in working capital. Net cash used for investment in the first six months of 1995 was $17.6 million, which included $9.5 million of expenditures for property and equipment and $9.3 million for acquisitions. Net cash provided by financing was $44.0 million for the first six months of 1995, which included $123.1 million from the sale of stock, offset by $78.5 million of net equity transactions with Boise Cascade Corporation.

Interest expense for the second quarter of 1996 was $1.9 million compared with $304,000 in the second quarter of 1995. Interest expense for the first six months of 1996 was $3.2 million compared with $304,000 in the same period last year.

Business Cycles

The Company is a major distributor of office products, including various office papers. In the second quarter of 1996, operating margins declined, compared with the first quarter of 1996, because operating expenses increased while declining sales prices for office papers held overall sales flat. Operating expenses as a percent of sales would have been about the same as in the first quarter of 1996 if paper prices had not decreased from their first-quarter levels. It is uncertain to what extent or when paper prices might significantly rise or fall and what favorable or adverse impact those changes might have on the Company's sales and margins.

The Company's multifaceted growth strategy, including its acquisition program, has been very successful in recent quarters. The Company believes that this growth strategy will continue to be successful, but the year-to-year and quarter-to-quarter results of this strategy will depend in part on market conditions outside the Company's control. In addition, the pace of the Company's acquisition program will reflect the extent of economically acceptable opportunities available to the Company.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 1995, for information concerning legal proceedings.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on April 23, 1996. A total of 31,157,763 shares of common stock (before the effect of the Company's two-for-one split of its common stock) were outstanding and entitled to vote at the meeting. Of the total outstanding, 30,739,861 shares were represented at the meeting and 417,902 shares were not voted.

Shareholders cast votes for the election of the following directors whose terms expire in 1999:

                                     In Favor              Withheld

Theodore Crumley                    30,737,009               2,852
A. William Reynolds                 30,736,155               3,706

Continuing in office are John B. Carley and George J. Harad, whose terms expire in 1998, and James G. Connelly III and Peter G. Danis Jr. whose terms expire in 1997.

The shareholders also ratified the appointment of Arthur Andersen LLP, as the Company's independent auditors for the year 1996 with votes cast 30,703,687 for, 5,182 against, and 30,992 abstained.

The shareholders approved the Key Executive Stock Option Plan (KESOP) with votes cast 30,634,612 for, 66,556 against, and 37,510 abstained.

The shareholders approved the Key Executive Performance Plan (KEPP) with votes cast 30,427,717 for, 34,581 against, and 8,120 abstained. The KEPP is a variable incentive compensation program for the Company's executive officers and other key executives.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by this reference.

      (b) On June 10, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission to report that the Company amended its Boise Cascade Office Products Corporation Credit Agreement. As amended and restated, the Company may borrow up to $350 million under this credit facility, which expires in 2001.

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

                                             BOISE CASCADE
                                             OFFICE PRODUCTS CORPORATION


      As Duly Authorized Officer and
      Chief Accounting Officer:              /s/Darrell R. Elfeldt
                                             Darrell R. Elfeldt
                                             Vice President and Controller




Date:  August 9, 1996

                 BOISE CASCADE OFFICE PRODUCTS CORPORATION
                             INDEX TO EXHIBITS
               Filed With the Quarterly Report on Form 10-Q
                    for the Quarter Ended June 30, 1996

Number     Description                                     Page Number

10.1 Key Executive Stock Option Plan, as amended through April 23, 1996

10.2       Director Stock Option Plan, as amended through
           April 23, 1996

27         Financial Data Schedule