Form 10-Q
period 1996-09-30
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1996-11-12
CIK 938839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                F O R M  10 - Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Shares Outstanding
            Class                              as of October 31, 1996
      Common stock, $.01 par value                   62,750,318

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements


          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (expressed in thousands, except share information)
                                  (unaudited)


                                          Three Months Ended September 30
                                             1996                 1995

Net sales                                 $  506,694          $  332,037
Cost of sales, including purchases
  from Boise Cascade Corporation
  of $49,285 and $42,474                     379,193             244,237
                                          __________          __________
Gross profit                                 127,501              87,800
                                          __________          __________

Selling and warehouse operating
  expense                                     94,515              60,696
Corporate general and administrative
  expense, including amounts paid to
  Boise Cascade Corporation of $564
  and $580                                     9,097               6,201
Goodwill amortization                          1,757                 538
                                          __________          __________
                                             105,369              67,435
                                          __________          __________
Income from operations                        22,132              20,365
Interest expense                               2,126                 164
Other income (expense), net                     (142)                874
                                          __________          __________
Income before income taxes                    19,864              21,075
Income tax expense                             8,144               8,584
                                          __________          __________
Net income                                $   11,720          $   12,491

Earnings per common share (based
  upon 62,449,765 and 61,570,306 actual
  average common shares outstanding
  for the three months ended
  September 30, 1996 and 1995)                 $ .19               $ .20








  The accompanying notes are an integral part of these Financial Statements.

             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                   (expressed in thousands, except share information)
                                     (unaudited)


                                          Nine Months Ended September 30
                                              1996               1995

Net sales                                 $1,428,884          $  941,042
Cost of sales, including purchases
  from Boise Cascade Corporation
  of $137,015 and $119,728                 1,055,148             705,773
                                          __________          __________
Gross profit                                 373,736             235,269
                                          __________          __________

Selling and warehouse operating
  expense                                    270,525             171,062
Corporate general and administrative
  expense, including amounts paid to
  Boise Cascade Corporation of
  $1,780 and $1,805                           23,723              17,341
Goodwill amortization                          4,815               1,477
                                          __________          __________
                                             299,063             189,880
                                          __________          __________
Income from operations                        74,673              45,389
Interest expense                               5,290                 468
Other income (expense), net                     (100)              2,051
                                          __________          __________
Income before income taxes                    69,283              46,972
Income tax expense                            28,406              18,554
                                          __________          __________
Net income                                $   40,877          $   28,418


Earnings per common share and
  pro forma earnings per common share
  (based upon 62,372,100 actual
  average common shares outstanding
  for the nine months ended September 30,
  1996, and 61,449,106 pro forma
  average common shares outstanding
  for the nine months ended September 30,
  1995)                                       $  .66              $  .46








The accompanying notes are an integral part of these Financial Statements.

             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                              (expressed in thousands)



                                                 September 30       December 31
                                              1996         1995         1995
                                                 (unaudited)
ASSETS

Current
  Cash and short-term investments          $    9,281  $   33,992  $    14,082
  Receivables, less allowances
     of $4,125, $2,267, and $2,889            258,740     182,743      189,260
  Inventories                                 137,537      93,553      112,538
  Deferred income tax benefits                  7,257       5,503        7,588
  Other                                        16,537      10,797       12,705
                                           __________  __________   __________
                                              429,352     326,588      336,173
                                           __________  __________   __________
Property
  Land                                         13,488      11,779       12,411
  Buildings and improvements                   72,091      59,468       66,217
  Furniture and equipment                     121,556      98,615      102,074
  Accumulated depreciation                    (85,791)    (89,214)     (91,941)
                                           __________  __________   __________
                                              121,344      80,648       88,761
                                           __________  __________   __________
Goodwill, net of amortization
  of $10,172, $4,556, and $5,650              221,266      94,198      114,919
Other assets                                    9,614       4,250        4,271
                                           __________  __________   __________
Total assets                               $  781,576  $  505,684   $  544,124








     The accompanying notes are an integral part of these Financial Statements.

             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                 (expressed in thousands, except share information)


                                                  September 30       December 31
                                               1996         1995         1995
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
  Notes payable                             $   37,300  $     -     $     -
  Current portion of long-term debt                203        -           -
                                            __________  __________  __________
  Accounts payable
    Trade and other                            160,841     102,949     116,363
    Boise Cascade Corporation                   24,399      12,477      23,906
                                            __________  __________  __________
                                               185,240     115,426     140,269
                                            __________  __________  __________
  Accrued liabilities
    Compensation and benefits                   22,068      18,534      17,959
    Income taxes payable                         2,084      13,120       4,712
    Taxes, other than income                     8,845       6,217       6,813
    Other                                       24,988      16,205      20,596
                                            __________  __________  __________
                                                57,985      54,076      50,080
                                            __________  __________  __________
                                               280,728     169,502     190,349
                                            __________  __________  __________
Other
  Deferred income taxes                          1,279       3,112       2,534
  Long-term debt, less current portion          95,053        -           -
  Other                                         20,202       8,598      11,824
                                            __________  __________  __________
                                               116,534      11,710      14,358
                                            __________  __________  __________
Shareholders' equity
  Common stock, $.01 par value,
    200,000,000 shares authorized;
    62,469,703, 62,278,110, and
    62,292,776 shares issued and
    outstanding at each period                     625         623         623
  Additional paid-in capital                   299,097     295,431     295,615
  Retained earnings                             84,592      28,418      43,179
                                            __________  __________  __________
    Total shareholders' equity                 384,314     324,472     339,417
                                            __________  __________  __________

Total liabilities and
  shareholders' equity                      $  781,576  $  505,684  $  544,124








     The accompanying notes are an integral part of these Financial Statements.

             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (expressed in thousands)
                                     (unaudited)



                                             Nine Months Ended September 30
                                                   1996          1995

Cash provided by (used for) operations
  Net income                                   $   40,877     $   28,418
  Items in income not using (providing) cash
    Depreciation and amortization                  18,861         11,089
    Deferred income tax benefit                     1,290           (536)
  Receivables                                     (24,585)       (35,031)
  Inventories                                       3,064            782
  Other current assets                              2,546         (3,778)
  Accounts payable and accrued liabilities          8,821         26,467
  Current and deferred income taxes                (5,199)        11,559
                                               __________     __________
    Cash provided by operations                    45,675         38,970
                                               __________     __________

Cash provided by (used for) investment
  Expenditures for property and equipment         (26,332)       (13,552)
  Acquisitions                                   (145,068)       (37,096)
  Other, net                                      (12,189)         1,689
                                               __________     __________
    Cash used for investment                     (183,589)       (48,959)
                                               __________     __________

Cash provided by (used for) financing
  Sale of stock                                      -           123,076
  Notes payable                                    37,300           -
  Additions to long-term debt                      95,000           -
  Net equity transactions with Boise
    Cascade Corporation                              -           (78,447)
  Other, net                                          813           (671)
                                               __________     __________
    Cash provided by financing                    133,113         43,958
                                               __________     __________

Increase (decrease) in cash                        (4,801)        33,969
Balance at beginning of the period                 14,082             23
                                               __________     __________

Balance at September 30                        $    9,281     $   33,992








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

(3) EARNINGS PER COMMON SHARE. Actual earnings per common share of $.19 and $.66 for the three and nine months ended September 30, 1996, and $.20 for the three months ended September 30, 1995, are based upon the average number of common shares outstanding, including common shares issued to effect acquisitions made by the Company and shares issued as a result of stock options exercised. The unaudited pro forma earnings per common share of $.46 for the nine months ended September 30, 1995, are presented assuming the 50,750,000 common shares issued to BCC in the organization of the Company and the 10,637,500 common shares issued in the Offerings were issued on January 1, 1995.

(4) STOCK SPLIT. The Company effected a two-for-one split of the Company's common stock in the form of a 100% stock dividend. Each shareholder of record at the close of business on May 6, 1996, received one additional share for each share held on that date. The new shares were distributed on May 20, 1996. All references in these financial statements to share amounts, net income per share, and average common shares outstanding have been adjusted to reflect the stock split.

(5) DEBT. At September 30, 1996, the Company had a $350 million revolving credit agreement with a group of banks. Borrowing under this agreement was $95 million. On June 5, 1996, the revolving credit agreement was amended to extend the termination date from June 30, 1999, to June 30, 2001, and the aggregate of all commitments that can be outstanding was increased from $225 million to $350 million. At September 30, 1996, the Company had $37 million of short-term borrowings.

(6) TAXES. The estimated tax provision rate for the first nine months of 1996 was 41.0% compared with a tax provision rate of 39.5% for the same period in the prior year. The increase is primarily due to the amortization of goodwill arising from certain acquisitions that is not deductible for tax purposes.

(7) ACQUISITIONS. During the first nine months of 1996, the Company completed nine acquisitions which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in the Company's operations subsequent to the dates of acquisition.

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

      On January 31, 1996, the Company acquired the assets of the contract stationer business of Sierra Vista Office Products, Inc., based in Albuquerque, New Mexico. On February 9, 1996, the Company acquired the stock of the contract stationer businesses of Loring, Short & Harmon, Inc., based in Portland, Maine, and McAuliffe's based in Burlington, Vermont. On March 29, 1996, the Company acquired the stock of the contract stationer and office furniture business of Office Essentials based in Milwaukee, Wisconsin. On April 26, 1996, the Company acquired the assets of the contract stationer business of Crawford's Office Supplies based in Seattle, Washington. On May 31, 1996, the Company acquired the stock of the contract stationer business of Zemlick Brothers, Inc., based in Kalamazoo, Michigan. On July 1, 1996, the Company acquired the assets of the contract stationer business of Pedersen Contact based in Melbourne, Australia. On July 31, 1996, the Company acquired the stock of the contract stationer business of Mike Bryan Office Products, Inc., based in
      Oklahoma City, Oklahoma.   These acquisitions, including Grand & Toy,
      were purchased for cash of $145.1 million, $1.7 million of the Company's common stock issued to the sellers, and the recording of $20.6 million of liabilities.

      Unaudited pro forma results of operations, reflecting these acquisitions, would have been as follows. If these businesses had been acquired on January 1, 1996, sales for the first nine months of 1996 would have increased to $1.5 billion. There would have been no significant change to net income and earnings per common share. If these businesses had been acquired on January 1, 1995, the Company's sales for the first nine months of 1995 would have increased to $1.2 billion, net income would have decreased to $24.2 million, and earnings per common share would have decreased to $.39. In the first quarter of 1995, Grand & Toy recorded a restructuring charge. Excluding the impact of this restructuring charge, pro forma net income and earnings per share would have been essentially the same as the historical amounts reported for the nine months ended
      September 30, 1995. This unaudited pro forma financial information does not necessarily represent the actual consolidated results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

      Additionally, in November 1996, the Company acquired Oregon Wholesale Novelty Company, Inc. (OWNCO), an advertising specialties company with annual sales of approximately $30 million. Also in October and November 1996, the Company acquired seven other contract stationer businesses with combined annual sales of approximately $56 million. In the second quarter of 1996, the Company started up office products distribution centers in Las Vegas, Nevada, and Miami, Florida.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward looking statements" which involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, the success of new product introductions, the pace of acquisitions and cost structure improvements, and competitive and general economic conditions.

Three Months Ended September 30, 1996, Compared with Three Months Ended September 30, 1995

Results of Operations

Net sales in the third quarter of 1996 increased 53% to $506.7 million, compared with $332.0 million in the third quarter of 1995. The growth in sales resulted from increased accounts at both the national and local level, continued growth in direct marketing, product line extensions, and acquisitions. Same location sales increased 12% in the third quarter of 1996 compared with sales in the third quarter of 1995.

Cost of goods sold, which includes the cost of merchandise sold and delivery and occupancy costs, increased to $379.2 million in the third quarter of 1996, which was 74.8% of net sales. This compares with $244.2 million reported in the same period of the prior year, which represented 73.6% of net sales. Gross profit as a percentage of net sales was 25.2% and 26.4% for the third quarters of 1996 and 1995. The decrease in gross margins was due primarily to continued competitive pressures and sales growth in the Company's computer consumables product offering which has lower margins.

Operating expense was 20.8% of net sales in the third quarter of 1996, compared with 20.3% in the third quarter of 1995. Within the operating expense category, selling and warehouse operating expense was 18.7% of net sales in the third quarter of 1996, compared with 18.3% in the third quarter of 1995. This increase was due primarily to the Company increasing the number of distribution centers fulfilling direct-mail orders and adding technical sales people to accelerate the roll-out of the computer consumables product offering. Also contributing to the increase were acquisitions where the Company's business model has not yet been fully implemented. Corporate general and administrative expense declined to 1.8% of third quarter 1996 net sales from 1.9% of third quarter 1995 net sales. Goodwill amortization increased to $1.8 million in the third quarter of 1996 compared with $.5 million in the third quarter of 1995. The increase in goodwill amortization was the result of the Company recording goodwill arising from its acquisitions.

As a result of the above factors, income from operations in the third quarter of 1996 increased to $22.1 million, or 4.4% of net sales, compared to the Company's third quarter 1995 operating income, which was $20.4 million, or 6.1% of net sales.

Net income in the third quarter of 1996 decreased to $11.7 million, or 2.3% of net sales, compared with $12.5 million, or 3.8% of net sales, in the same period of the prior year. In addition to the factors discussed above, net income was impacted by the Company's increase in interest expense which was $2.1 million in the third quarter of 1996, compared with $.2 million in the third quarter of 1995. The increase in interest expense was due to increased borrowings by the Company which were used primarily to fund the Company's 1996 acquisitions. Additionally, in 1996, interest income was not significant, while in 1995, the Company earned $.6 million of interest income that resulted from higher cash balances which were invested by the Company.

Nine Months Ended September 30, 1996, Compared with Nine Months Ended September 30, 1995

Net sales for the nine months ended September 30, 1996, increased 52% to $1.4 billion, compared with $941.0 million a year ago. The growth in sales resulted from increased accounts at both the national and local level, continued growth in direct marketing, product line extensions, and acquisitions. Same location sales increased 14% year to year.

Cost of goods sold, which includes the cost of merchandise sold and delivery and occupancy costs, increased to $1.1 billion for the first nine months of 1996, which was 73.8% of net sales. This compares with $705.8 million reported in the same period of the prior year, which represented 75.0% of net sales. Gross profit as a percentage of net sales was 26.2% and 25.0% for the first nine months of 1996 and 1995. The increase in gross margins was primarily the result of improved margins on office papers.

Operating expense was 20.9% of net sales for the first nine months of 1996, compared with 20.2% in the same period of the prior year. Within the operating expense category, selling and warehouse operating expense was 18.9% of net sales in 1996, compared with 18.2% in 1995. This increase was due, in part, to the Company increasing the number of distribution centers fulfilling direct-mail orders, adding technical sales people to accelerate the roll-out of the computer consumables product offering, and making new acquisitions which have not yet fully implemented the Company's business model. Also contributing to the increase was the Company's direct-mail and international operations which have both higher gross margins and higher operating expenses. These operations represented a larger portion of the Company's overall sales in 1996. Corporate general and administrative expense was 1.7% of net sales for the first nine months of 1996, compared with 1.8% in 1995. Goodwill amortization increased to $4.8 million for the first nine months of 1996 compared with $1.5 million for the first nine months of 1995. The increase in goodwill amortization was the result of the Company recording goodwill as a part of the purchase amount of its acquisitions.

As a result of the above factors, income from operations for the first nine months of 1996 increased to $74.7 million, or 5.2% of net sales, compared to $45.4 million in 1995, or 4.8% of net sales. Net income increased to $40.9 million, or 2.9% of net sales, compared with $28.4 million, or 3.0% of net sales, in the same period of the prior year.

Net income was negatively impacted by the increase in interest expense during the first nine months of 1996, which was $5.3 million compared with $.5 million in the same period of the prior year. This increase was due to increased borrowings by the Company which were used primarily to fund the Company's 1996 acquisitions. Additionally, in 1996, interest income was not significant, while in 1995, the Company earned $1.4 million of interest income that resulted from higher cash balances which were invested by the Company.

Liquidity and Capital Resources

The Company's principal requirements for cash have been to make acquisitions, fund working capital needs, upgrade and expand its facilities at existing locations, and open new distribution centers. The funding of the Company's strategy for growth, including acquisitions and the relocation of several existing distribution centers into new and larger facilities, is expected to require significant capital outlays by the Company over the next several years.

To finance the Company's capital requirements, the Company expects to rely upon funds from a combination of sources. The Company anticipates continued cash flow from operations. In addition, the Company has a $350 million revolving credit agreement that expires in 2001 and provides for variable rates of interest based on customary indices. The revolving credit agreement is available for acquisitions and general corporate purposes. It contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. The lending banks may terminate the revolving credit agreement and accelerate the payment of any amounts borrowed thereunder in the event a Change of Control (as defined) of the Company occurs. At September 30, 1996,
$95 million was outstanding under this agreement. At September 30, 1996, the Company had $37 million of short-term borrowings.

In addition to available borrowing capacity under the terms of the revolving credit agreement, the Company may, subject to the covenants contained in the revolving credit agreement and to market conditions, raise additional funds through other external debt or equity financing in the future.

In April 1996, the Company filed a registration statement with the Securities and Exchange Commission for additional shares of common stock. As of September 30, 1996, the Company had 4,287,245 registered shares of common stock to be offered from time to time in connection with acquisitions.

Net cash provided by operations for the first nine months of 1996 was $45.7 million. This was the result of $61.0 million of net income, depreciation and amortization, and other noncash items offset by a $15.3 million increase in working capital. Net cash used for investment in the first nine months of 1996 was $183.6 million, which included
$26.3 million of expenditures for property and equipment and $145.1 million for acquisitions. Net cash provided by financing was $133.1 million for the first nine months of 1996, resulting primarily from borrowings made by the Company to fund acquisitions.

Net cash provided by operations in the first nine months of 1995 was $39.0 million. This was primarily the result of $39.0 million of net income, depreciation and amortization, and other noncash items. The net impact of changes in working capital items was small. Net cash used for investment in the first nine months of 1995 was $49.0 million, which included $13.6 million of expenditures for property and equipment and $37.1 million for acquisitions. Net cash provided by financing was $44.0 million for the first nine months of 1995, which included
$123.1 million from the sale of stock, offset by $78.4 million of net equity transactions with Boise Cascade Corporation.

The majority of the Company's 1996 acquisitions have been completed for cash, resulting in higher outstanding balances under the Company's revolving credit agreement and short-term borrowing capacity. The increase in borrowings has caused interest expense to increase for both the three and nine month periods of 1996.

Business Outlook

The Company's multifaceted growth strategy, including its acquisition program, has been very successful in recent quarters. The Company believes that this growth strategy will continue to be successful, but the year-to-year and quarter-to-quarter results of this strategy will depend, in part, on market conditions outside the Company's control. In addition, the pace of the Company's acquisition program will reflect the extent of economically acceptable opportunities available to the Company.

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

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                             BOISE CASCADE
                                             OFFICE PRODUCTS CORPORATION


      As Duly Authorized Officer and
      Chief Accounting Officer:              /s/Darrell R. Elfeldt
                                             Darrell R. Elfeldt
                                             Vice President and Controller




Date:  November 12, 1996

                 BOISE CASCADE OFFICE PRODUCTS CORPORATION
                             INDEX TO EXHIBITS
               Filed With the Quarterly Report on Form 10-Q
                 for the Quarter Ended September 30, 1996

Number     Description                                     Page Number

11         Computation of Per Share Earnings

27         Financial Data Schedule