Form 10-K405
period 1996-12-31
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1997-03-24
CIK 938839

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1996



                         Commission File number 1-13662

                   BOISE CASCADE OFFICE PRODUCTS CORPORATION
                           800 West Bryn Mawr Avenue
                             Itasca, Illinois 60143
                                (630) 773 - 5000


A Delaware Corporation                                                82-0477390


Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                    Name of exchange on which registered
Common Stock, $.01 par value                        New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on February 28, 1997: $268,562,985.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                          Shares Outstanding
           Class                                        as of February 28, 1997
           -----                                        -----------------------
Common Stock, $.01 par value                                  62,888,440



                      DOCUMENTS INCORPORATED BY REFERENCE

1. The registrant's annual report for the fiscal year ended December 31, 1996, portions of which are incorporated by reference into Parts I, II, III, and IV of this Form 10-K, and

2. Portions of the registrant's proxy statement relating to its 1997 annual meeting of shareholders to be held on April 22, 1997, are incorporated by reference into Part III of this Form 10-K ("the Company's proxy statement").

                   BOISE CASCADE OFFICE PRODUCTS CORPORATION

                               TABLE OF CONTENTS


                                    PART I
Item                                                                       Page
----                                                                       ----
 1. Business ..............................................................  3

 2. Properties ............................................................ 15

 3. Legal Proceedings ..................................................... 16

 4. Submission of Matters to a Vote of Security Holders ................... 16


                                   PART II

 5. Market for Registrant's Common Equity and Related Stockholder Matters.. 16

 6. Selected Financial Data ............................................... 17


 7. Management's Discussion and Analysis of Financial Condition and
     Results of Operations ................................................ 18

 8. Financial Statements and Supplementary Data ........................... 18


 9. Changes in and Disagreements With Accountants on Accounting and
     Financial Disclosure ................................................. 18


                                   PART III
10. Directors and Executive Officers of the Registrant .................... 19

11. Executive Compensation ................................................ 20

12. Security Ownership of Certain Beneficial Owners and Management ........ 21

13. Certain Relationships and Related Transactions ........................ 21



                                   PART IV
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....... 21

This Form 10-K contains "forward-looking statements" that involve uncertainties and risks. When used in this document, the words "believe," "intend," "expect," "plan," and similar expressions are intended to identify forward-looking statements. There can be no assurance that actual results will not differ from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, among others: the success of new product line introductions; the pace of acquisitions; the availability of financing for future acquisitions; the mix of our sales by product category and country; the integration of acquired companies; the effect of continued competitive pressure on pricing and margins; the pace of cost structure improvements; the effects of the paper cycle; the capabilities of operating and computer systems; the number of business days per month and other month-to-month variations in customer demand; the uncertainties of expansion into international markets, including currency exchange rates, legal and regulatory requirements, and other factors; and the possible volatility of the Company's stock price.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Boise Cascade Office Products Corporation (with its subsidiaries, "the Company" or "we") is one of the world's premier distributors of products for the office. We sell a broad line of branded and private label office supplies, furniture, paper, computer-related items, and promotional products. We purchase most of our products directly from manufacturers and distribute them directly to end-user customers.

Throughout our 33-year history, our primary marketing focus has been and remains business customers. For much of that time, we have concentrated on serving the commodity office supply needs of large businesses in the United States. More recently, we have broadened our marketing focus to include small and medium-sized businesses and home offices, expanded our array of products and services, and entered the United Kingdom, Canada, Australia, and Germany.

Large and Small Business Customers. We market our products and services to large business customers, including our rapidly growing national account customers in the U.S., through our direct sales force, our annual full-line catalog (including a CD-ROM version), and a variety of specialized catalogs. This is traditionally referred to as the contract stationer channel.

We serve small business and home office customers through the direct marketing channel. Operating under the name Reliable in the U.S., Grand & Toy Connect in Canada, Neat Ideas in the United Kingdom, and Buro & Technik in Germany, we use targeted catalogs and sophisticated database marketing programs to sell our products. We market to medium-sized business customers using service elements of both channels, depending upon the specific customer needs. In 1996, approximately 86% of our total sales were derived from the contract stationer channel and approximately 14% from the direct marketing channel.

Geographic Expansion. Until the beginning of 1996, we operated only in the U.S., where we are one of the largest distributors of office products. We are now one of the largest distributors of office products in Australia, Canada (under the name "Grand & Toy"), and the United Kingdom (under the name "Neat Ideas"). We also operate office products retail stores in Canada to support Grand & Toy's service to its business customers.

In 1996, foreign operations accounted for approximately 15% of our total net sales and approximately 12% of our total operating income.

We expect our international operations to become increasingly important in 1997 and in future years. In December 1996, we purchased the Canadian customer list of Quill Corporation, which was the only sizable direct marketer of office products in Canada. In January 1997, we entered into a joint venture with Otto Versand, a German company which is one of the world's largest direct marketers of consumer products. Through this joint venture, in which we have a 50% interest, we will sell office products via direct marketing in continental Europe, initially in Germany. For further financial information about our foreign operations, see Note 1, "Organization and Basis of Presentation," of the Notes to Financial Statements in our 1996 Annual Report, which is incorporated herein by reference.

Our integrated network of 47 distribution centers in the U.S. enables us to provide consistent products, prices, and service to our national account customers. It also enables us to provide next-day delivery of virtually all orders to our large business customers and approximately 70% of orders to our small and medium-sized customers. We added 13 distribution centers to our U.S. network in 1996, 11 through acquisitions of existing businesses and two through start-ups. We intend to open at least one new distribution center in 1997 and may acquire a few others to supplement our extensive U.S. distribution network. In Canada we have a national network of nine distribution centers. In Australia we have a national network of eight distribution centers.

THE OFFICE PRODUCTS DISTRIBUTION INDUSTRY

United States. The office products distribution industry in the U.S. is consolidating rapidly and undergoing other significant changes. The industry consists of companies that operate in one or more of three broad channels for the marketing and distribution of office products to end-users. Business customers have the opportunity to purchase office products through any of the channels.

          The contract stationer channel. Contract stationers typically serve large and medium-sized business customers through product catalogs and sales forces, stocking products in distribution centers, and delivering them to customers the next business day against orders received electronically, by telephone or fax, or taken by a salesperson on the customer's premises. Contract stationers typically enter into contracts with their customers that specify prices for items the customers may order, services to be provided, and other terms. Major contract stationers purchase directly from manufacturers, rely upon wholesaler intermediaries only to a limited extent for inventory backup and increased product breadth, and offer significant volume-related discounts and a high level of service to their customers. Historically, contract stationers operated in only one or a very few major metropolitan areas. The Company has been a significant exception for many years. In recent years, principally as a result of consolidation by acquisition, several other major contract stationers have emerged, each of which operates in a number of major metropolitan areas and, in some cases, nationally.

          The direct marketing channel. Direct marketers of office products typically target small and medium-sized business customers and home offices. While their procurement and order fulfillment functions are similar to contract stationers, direct marketers rely exclusively on catalogs and other database marketing programs, rather than direct sales forces, to sell their product offerings. Their marketing is based upon large, proprietary customer databases and sophisticated circulation strategies designed to increase sales from catalog mailings to customers and prospects. In addition to a few large direct marketing companies which primarily distribute office products, several of the major contract stationers and office products retailers now employ direct marketing techniques to expand their customer bases. The Company first entered this channel with its 1994 acquisition of the direct marketing office products distribution operations of The Reliable Corporation ("Reliable"), which at the time was the third largest direct marketing distributor of office products in the United States.

          The retail channel. Office products retailers typically serve small and medium-sized businesses, home offices, and individuals. For many years, the retail channel consisted principally of a large number of independent dealers, operating only one or a few relatively small stores in a single local area and purchasing a limited inventory of office supplies from wholesalers for resale at or near manufacturers' list prices. Over the last decade, the retail channel has undergone significant change, primarily as a result of the emergence and rapid growth of the office products superstores. The superstore concept typically involves a large suburban strip mall or stand-alone store which employs a warehouse format, is open for business seven days a week, stocks a large number and broad range of items in inventory, purchases in volume and takes delivery at the store direct from manufacturers, and offers many products at discounts from manufacturers' list prices. Every major metropolitan area in the U.S. is now served by at least one, and most by several, office products superstores.

The changes described above have blurred the lines between these three marketing and distribution channels and between the companies operating in these channels. Several major industry participants operate across these channels and/or serve all or a large part of the office products customer spectrum.

Significant changes are also taking place in the way business customers purchase office products. Large multi-site businesses increasingly recognize the efficiency and cost-effectiveness of uniform system-wide purchasing of their office products requirements under a national contract with a single distributor. We believe this move on the part of customers to reduce suppliers and consolidate purchasing power is gaining momentum. In addition, some major businesses are beginning to use integrated procurement systems as they seek to satisfy not only their office product needs but also their requirements for a variety of other office-related services and supplies from a single source. Small and medium-sized businesses are also focusing on ways to increase efficiency and reduce costs in meeting their requirements for office products, which has resulted in the development of sophisticated direct marketing techniques tailored to their needs.

International. The office products markets in Canada, Australia, and the United Kingdom are similar to the U.S. market. Some industry consolidation has occurred, to a greater or lesser extent, in each country and the channels have blurred.

STRATEGY FOR GROWTH

Since we began implementing our strategy for accelerated growth in 1993, the Company has grown rapidly. Our year-over-year increases in net sales, sales on a same-location basis, and operating income have been as follows:


                          Net       Same location   Operating
          Year           sales          sales        income
          ----           -----      -------------   ---------

          1996            51%            14%           46%
          1995            45%            26%           65%
          1994            33%            15%           47%


We believe that the distribution of products to the office customer continues to present significant growth opportunities. We intend to continue exploiting such opportunities through our growth strategy, which includes the following elements:

     Expand Our Geographic Scope

          We intend to enter the office products distribution business in other foreign countries, as well as to expand our operations in those countries where we currently operate. We expect to do this through a combination of acquisitions, joint ventures, alliances, and start-ups. We also expect to establish a presence in selected additional cities in the U.S., through start-ups as well as through acquisitions of contract stationers to enhance our domestic distribution system.

     Broaden Our Customer Base

     - Increase national accounts. We define a "national account" as a multi-site customer served by two or more of our distribution centers under a single contract. Large businesses with many office sites across the U.S. are increasingly seeking to reduce product and process costs by purchasing all of their office products needs from a single company with national distribution capability under one centrally negotiated national contract.

          We believe that we currently have a competitive advantage with respect to such businesses in the U.S. because of the nationwide coverage of our integrated distribution centers. This coverage enables us to provide consistent delivery of products, prices, and service across all customer locations. A key element of our strategy is to exploit this advantage to expand our business with national account customers.

          In 1992 we established a specialized national account marketing staff, which is dedicated to building and maintaining our business with national accounts. The amount of our sales to such customers has grown significantly, as the following table indicates:

                          U.S. National Account Sales

                                      Amount       % of total
                        Year      (in millions)    net sales
                        ----      -------------    ----------

                        1996           $555           28%
                        1995           $406           31%
                        1994           $246           27%


     We are pursuing a similar national account strategy in our operations outside the United States, which may serve multi-national accounts as well.

     - Increase our business with small and medium-sized businesses and home offices. The office products distribution market for small and medium-sized businesses and home offices is growing more rapidly than the large business customer segment. These smaller customers usually cannot be cost-effectively served through a direct sales force. An important element in our growth strategy is to expand our business with this segment of the market. We believe that the direct marketing channel provides the most convenient and cost-effective way for customers in this market segment to purchase office products.

     Starting with our April 1994 acquisition of the office products distribution business of Reliable, we have expanded our direct marketing business, both in the U.S. and abroad. In December 1995, we acquired Neat Ideas, the United Kingdom's second largest office products direct marketer. In December 1996, we purchased Quill Corporation's Canadian customer list and began direct marketing in Canada through Grand & Toy. With the formation of our joint venture with Otto Versand in January 1997, we have begun direct marketing operations in continental Europe, initially in Germany.

     As the following table indicates, our worldwide direct marketing business has grown significantly during the last three years:


                                Direct Marketing Channel
                      ---------------------------------------------
                               Sales
                      -----------------------       Number of
                        Amount     % of total  active customers (1)
            Year      in millions  net sales     (at December 31)
            --------  -----------  ----------  --------------------

            1996        $277         14%            573,000
            1995        $201         15%            382,000
            1994 (2)    $105         12%            282,000

              _________

              (1) An "active customer" is one which has made at least one purchase during the preceding 12 months

              (2) Reflects the results of Reliable during the eight months after our acquisition in April 1994

     Increase Sales of Core Products and Add New Products and Services

     We plan to increase sales of certain existing product categories, such as office papers and office furniture, as well as the sales of our newest product categories, such as computer-related items and promotional products. As part of this element of our growth strategy, we are offering customized procurement and product-related support services to our customers, particularly in electronic commerce. By broadening our product lines and services, we are better able to meet the needs of those customers interested in reducing their supplier base and taking advantage of "one-stop shopping." This also leverages our distribution and systems infrastructure.

     - As a result of our efforts to broaden the product mix purchased by current customers, our sales of office papers, measured by volume, increased year-over-year by more than 40% in 1996 and more than 60% in 1995. Our growth strategy also targets office furniture, with the goal of increasing its sales across the system, especially at those locations where sales have been modest. To do this, we are using furniture sales specialists, showrooms, and targeted catalogs.

     - In response to rapid increases in our customers' needs for computer supplies, hardware, software, and peripherals, we acquired Word Technology Systems, Inc., ("WTS") in September 1995. WTS, which had 1994 sales of approximately $65 million, distributed computer-related products to businesses throughout the United States. These products often require a specialized selling effort. Since the acquisition, we have nearly doubled (to approximately 90) the total number of sales managers, technically-trained sales associates, and certified network engineers dedicated to the marketing of such products. They are located at 13 of our major U.S. distribution centers, from which we now market computer-related products under the name Boise Technology. In 1996 we also formed an alliance with XL Connect Solutions, Inc., a technology-related service company, which enables us to provide businesses with a wide range of services that complement our computer-related products.

     - Promotional products, such as jackets, T-shirts, coffee mugs, and pen and pencil sets with corporate logos or unique designs, are used by our customers for employee recognition and incentive programs and for marketing and advertising. To bolster the range of such products and related services which we offer in this large and growing category, we acquired Oregon Wholesale Novelty Company, Inc., ("OWNCO") in November 1996. OWNCO, which had sales of approximately $30 million at the time of acquisition, is a premier U.S. promotional products company.

Each of the foregoing elements of our growth strategy has both an acquisition component and an internal growth component, the mix of which, for any given element in any given year, can be expected to be different because of that year's priorities, opportunities, capital availability, and other factors.

Acquisitions have been and are expected to continue to be an important means by which we execute our strategy. The near-term focus of our acquisition program is to increase our presence abroad in the contract stationer channel and to broaden our product offerings in the United States. Direct marketing in Europe through the joint venture with Otto Versand is also expected to grow via acquisitions and internal growth initiatives. We may also acquire additional contract stationers in the United States. We typically seek to retain management of each acquired business and to draw upon its specialized knowledge. In addition, we intend to integrate the acquired business into our nationwide distribution network to the extent it is appropriate and cost-effective.

In the U.S., we have opened new distribution centers in selected metropolitan areas where we wished to establish or expand our presence but where we could not find an appropriate acquisition candidate. In 1996, we started new distribution centers in Las Vegas, Nevada, and Miami, Florida. During the second half of 1997, we expect to open at least one new distribution center in the Southeast (in Charlotte, North Carolina) to further build our presence in that rapidly growing part of the country. While a start-up typically requires a smaller initial capital investment than an acquisition, it may take two to four years to achieve profitability. We have transferred a base of business from existing distribution centers to our recent start-ups in order to speed up this process.

We may not be able to complete targeted acquisitions because of competition, availability of suitable candidates, or capital availability. In addition, we encounter various risks associated with each acquisition which we do complete, including the possible inability to integrate the acquired business into our distribution network, increased goodwill amortization, diversion of management's attention, and unanticipated problems, costs, or liabilities, some or all of which could have a material adverse effect on our operations and financial performance. With our expansion through acquisition into foreign markets, the management and integration risks associated with our acquisitions will be larger. Additional risks arising out of our operations in foreign countries include those associated with currency exchange rates, new and different legal and regulatory requirements, and language and cultural differences.

BUSINESS MODEL

United States. Our objective is to be the preferred supplier of office products to business customers of all sizes by outperforming our competitors at all levels -- to "out-national" our national competitors and "out-local" our local competitors. To achieve this, our business model is designed to take maximum advantage of both our centralized national capabilities and our local presence in major markets across the country. We manage centrally where it is efficient and cost effective to do so or where there is value to our customers in nationwide consistency, and we manage locally where it is responsive to local market needs and opportunities or local customer requirements.

The large majority of our U.S. distribution centers are linked through a common computer system with our headquarters and with our other distribution centers. This integrated distribution network enables us to provide next-day consistent delivery of virtually the entire range of products offered in our full-line catalog, at agreed-upon prices and levels of service, to all of our large business customers and approximately 70% of orders to our small and medium-sized business customers throughout the country. It also facilitates the delivery of consistent products, pricing, service, and reporting to our many national account customers. In addition, it enables us to centralize certain administrative, logistical, and other management functions, thereby reducing operating costs. For example, we are able to centrally monitor inventory levels and forecast future demand for items stocked at our distribution centers. As a result, the responsibility for rebuying our most frequently ordered items is now a centralized function. This has reduced our inventory restocking costs and improved our annual inventory turn rate. Since the product overlap between our contract stationer and direct marketing businesses is high, centralized rebuying for both channels has resulted in economies of scale. We plan to continue converting recently and newly acquired distribution centers to this common system.

Our merchandising activities are centralized, including product selection; catalog preparation; and vendor selection, management, and evaluation. Sales training, marketing programs, activity-based cost management programs, accounting, logistics, and human resources management are other functions that are primarily or totally managed centrally and can benefit from economies of scale as we grow. The provision of customer service which is both responsive and cost effective is another important element of our business model, requiring an appropriate balance between centralization and local autonomy. We provide customer service at each distribution center to handle location-specific matters, and we operate centralized call centers which enter customer orders and respond to customer inquiries about product alternatives, order status, billing, and other matters. We have centralized call centers at Peru and Ottawa, Illinois, to handle inbound orders and inquiries for our contract stationer and direct marketing customers. During 1997, we plan to open another call center at Bristol, Virginia. Our integrated computer system enables us to organize certain customer support functions in a centralized, cost-effective manner without compromising customer focus.

A substantial part of our internal capital spending is intended to make our operations more efficient and cost effective. In addition to seeking to improve the efficiency of our individual distribution centers, our logistics experts focus on the efficiency of our distribution network as a whole in each of the countries where we operate. Stocking strategies, distribution center configurations, and delivery methods are all being designed to serve customers better while minimizing our investment and controlling our operating costs. We began a major initiative in the U.S. to consolidate the order fulfillment operations of our direct marketing business with those of our contract stationer business. We closed two (of four) stand-alone direct marketing distribution centers and moved their order fulfillment operations into five of our major contract stationer distribution centers across the country. Eventually, we expect to use approximately 15 of our distribution centers to fill orders for our direct marketing customers in the United States. Our steps to date have increased the next-day delivery coverage of our direct marketing operations and reduced our overall occupancy and delivery costs (as a percent of sales).

We believe that a local distribution center presence is important to many of our customers and can provide a competitive advantage within a specific metropolitan area. While national accounts are coordinated centrally, our sales force is distributed across our national network and supervised locally. Each distribution center is a profit center; its general manager is responsible for local account targeting, pricing, and servicing; distribution center productivity; sales management; and location-specific or customer-specific products and services, alliances, and promotions. In each local market, our business model draws on the local market knowledge of our management team and sales representatives to develop and offer customized services -- from stocking customer-unique products to special reporting and delivery services.

Our business model is data intensive. Through our activity-based cost management system ("ABCM"), we measure our costs by activity, and then by customer and by product. ABCM facilitates cost comparisons across all distribution centers so that "best practices" can be identified at one location and replicated at all locations where appropriate. The ABCM system enables us to directly attribute over 90% of our actual costs to specific customer-related activities. Other important measurements which we make on an ongoing basis include on-time delivery, order accuracy and completeness, supplier performance by location, customer satisfaction, associate satisfaction, and key process stability and capability. We believe that these measurement systems, including ABCM, provide us with a competitive advantage.

International. In each of the foreign countries where we have an extensive system of distribution centers, currently Australia and Canada, we plan to apply the major elements of our domestic business model: to link each of the facilities via computer, offer similar products across the entire system, serve the full range of customers from each facility, and centralize a variety of functions where it is efficient and cost effective to do so, while performing certain other functions locally. We completed upgrades to our distribution center and computer system in the United Kingdom to accommodate additional volume growth in that country. We have also purchased land and started designing a new and more efficient distribution facility for Toronto, Ontario, Canada.

PRODUCTS

Our net sales by product category through all distribution channels, expressed as a percentage of our total net sales, during each of the last three years were as follows:


                                       Year ended December 31,
                                     ----------------------------
                                       1996      1995      1994
                                     --------  --------  --------

               Office supplies (1)        84%       80%       79%
               Office furniture (2)        8%        9%        9%
               Other products (3)          8%       11%       12%
                                     --------  --------  --------
                                         100%      100%      100%
                                     ========  ========  ========

        __________
        (1) Includes, among many other products, pens, staples, file folders, binders, office papers, envelopes, tablets, calculators, and computer-related products
        (2) Includes desks, chairs, file cabinets, computer stations, and furniture accessories
        (3) Includes lunchroom supplies, janitorial supplies, and special items, including promotional products

SALES AND MARKETING

Electronic Commerce. As part of our overall program of providing expanded opportunities for electronic data interchange with our large business customers, we developed and offer a CD-ROM version of our annual full-line catalog. Interactive features of the CD-ROM catalog provide customers, by computer, the same information on each item as the printed version of the catalog. The features also permit a customer to view complementary items, see prices specific to that customer, and order electronically.

We have also recently developed and offer Internet '97 ("I-97"), an Internet-based ordering system that allows customers to order our complete range of products "on-line." I-97 provides customers with unlimited levels of security and authorizations to ensure that each order has the proper approval. Features of I-97 include: unlimited, multi-tiered approvals; user-customized security; credit card capabilities; a variety of reporting options; and true EDI capabilities. To use I-97, customers only need access to the Internet and browser software such as Netscape Navigator or Microsoft Internet Explorer.

Electronic data interchange between our mainframe computer and our customers' systems, local-area-network-based electronic commerce systems, and the systems mentioned above accounted for approximately 20% of our inbound order volume in 1996.

OPERATIONS

Logistics and systems support. Advanced information technology is critical in a nationwide distribution business involving thousands of different items under tight time constraints. We were a pioneer in the use of computer systems to facilitate this process. We have developed and use customized software applications to carry out or assist in performing a great variety of business functions. These functions include, among many others: order entry; order processing; receiving, storing, and "picking" inventory; routing delivery vehicles; measuring productivity and transaction quality; generating customized reports; preparing accounting statements; and tracking product and customer data.

To provide additional domestic systems flexibility and capacity, we are converting part of our principal computer network in the U.S. from a mainframe to a distributed system. The system employs a new software applications package developed by and licensed from an outside contractor which specializes in distribution companies. The software is a combination of pre-existing modules and custom applications developed specifically for us and tailored to our needs.

Order entry. We offer a wide range of order entry options to our large business customers. Customers wishing to place an order with us in the U.S. may: (i) give the order in person to a sales associate; (ii) convey the order by telephone or facsimile transmission to a customer service representative at its local distribution center or, using a toll-free number, at a central customer service facility; or (iii) enter the order by using a personal computer or other computer interface, including on-line ordering using I-97.

Ease in ordering is also a key component of customer service in our direct marketing operations. To facilitate order placement and entry, we maintain 24-hour, seven-day-a-week, toll-free numbers for ordering by telephone or fax. These lines are linked to our central order reception and customer service centers in Illinois, where customer service associates receive orders and enter them into a computerized order processing system. A credit check is performed electronically and, if credit is approved, each order is transmitted to the appropriate distribution center based on a pre-programmed ordering system which uses customer zip codes and other factors to assure rapid fulfillment and delivery.

Stocking, order fulfillment, and delivery. Our distribution centers receive and store inventory and fill customer orders. Most of our distribution centers regularly stock all of the core items offered in our full-line catalog. Our stocking strategy at each distribution center is designed to ensure our ability to provide delivery of all catalog items at the lowest cost on a next-day basis to large business customers and on a next- or second-day basis to our other customers. Our stocking strategy reflects a rigorous economic tradeoff between carrying a particular item in inventory at a particular distribution center or sourcing it from a nearby distribution center or wholesaler.

Orders received during the day are picked, packed, and assembled using a variety of automated equipment. This is performed at the appropriate distribution center for delivery the following day to customers within the next-day service area for that center. Depending on population density and other logistical factors, the next-day service area of a given distribution center can cover an area of up to a 400-mile radius from the distribution center. Based on an optimized route structure allowing us to schedule specific vehicles and delivery times, our software can determine the optimal sequence in which orders are to be loaded onto delivery vehicles. The vehicles may be either owned or leased by us or operated by common or contract carriers, depending on the cost effectiveness of each alternative.

Procurement. Our computer system monitors inventory levels and forecasts demand for each item which we stock and recommends the timing and amount of future purchases. We have centralized the rebuying function for those items most frequently ordered by our customers, which we believe contributes to more efficient purchasing decisions and lower procurement costs. Our inventory turns increased to 10.0 in 1996, from 9.7 in 1995 and 8.7 in 1994.

To assist in making vendor selection decisions and in reducing inventory cost, we have developed and now use a detailed vendor management and evaluation program. This program enables our central purchasing staff to measure the performance of each of our vendors in a number of areas and then evaluate them based upon such measurements.

Foreign operations. Our operations outside the U.S. are structured similarly to our domestic operations. Within each country, distribution facilities are integrated on the same computer systems. This allows us to take advantage of efficiencies and centralize many common administrative processes. It also positions our foreign operations to serve large corporate customers on a coordinated national basis.

EMPLOYEES

At December 31, 1996, we had a worldwide total of approximately 8,500 full- and part-time employees ("associates"). Of these, approximately 3,200 were employed primarily in marketing and sales, order processing, and customer service; approximately 2,800 were located at our distribution centers in inventory receipt and storage, order filling, and as drivers of delivery vehicles; and approximately 2,500 were employed in other operations, management, and administration. Part-time employees supplement our associates in customer service and order filling during those periods each day when there are surges in incoming calls or outgoing orders.

COMPETITION

We face a highly competitive environment in each of the office products distribution channels in which we operate. Competition is based principally on price, service, and customer relationships. We are one of the premier distributors of office products through the contract stationer channel in the United States, Canada, and Australia. We are the third largest distributor of office products through the direct marketing channel in the U.S., the second largest in the United Kingdom, and currently the only major distributor in Canada.

United States. In the contract stationer channel, the consolidation of the industry into a relatively small number of major publicly held participants, each seeking to establish a national distribution network similar to our own, is largely complete. A number of these participants, which include some of the major superstore companies, have grown at rapid rates, principally through the acquisition of local or regional contract stationers. Some of our competitors have greater financial resources and purchasing power than we do. The contract stationer operations of the major superstore companies also benefit from their national advertising and franchising programs. We also compete with the smaller local and regional contract stationers, many of which have long-standing customer relationships.

Our superior ability, to date, to link together our network of domestic distribution centers, including those which we have recently acquired, into an integrated national system enables us to deliver consistent products, prices, and service across all locations of multi-site customers. We believe that this gives us a competitive advantage with this important segment of business customers.

In the direct marketing channel, we compete for the small and medium-sized business customer and the home office customer primarily against two larger direct marketers of office products as well as the office products superstores and small retail dealers. We believe the synergies between our direct marketing business and our contract stationer business are beginning to give us a competitive advantage, in terms of service and cost, over the other direct marketing companies. We also believe that we have a competitive advantage over the superstores and small retail dealers in that our customers are able to avoid the time and cost associated with store visits and the need to transport purchased merchandise from the store to their offices. As part of the blurring of the lines between distribution channels which has occurred in recent years, several of the major contract stationers and office products superstores now employ direct marketing techniques to expand their customer bases.

As we indicated earlier, some large companies are starting to use integrated procurement systems to purchase office products and office-related services and supplies. Other companies that provide office-related services and supplies, including document management; printing services; industrial supplies; and information technology and computer supplies, are providing some competition today and will likely provide increased competition in the future.

International. In Canada, we are one of the largest contract stationers and we have a strong position in retail. Through its long operating history in Canada, Grand & Toy has developed excellent name recognition. In the contract stationer channel in Canada, we compete with several major companies who have made acquisitions in Canada similar to the consolidation process in the U.S., in addition to numerous local competitors. Two of the U.S.-based superstores have retail operations in Canada. We are the only sizable direct marketer of office products in Canada.

In Australia, we compete with two of the large U.S.-based office products distribution companies in the contract stationer channel and with many local distributors. We do not currently have direct marketing operations in Australia.

In the United Kingdom, we currently do business in the direct marketing channel, where we compete with a larger direct marketing company, with companies in the retail channel, and with contract stationers.

ENVIRONMENTAL MATTERS

We are subject to federal and state and local laws, regulations, and ordinances which govern activities which might have adverse environmental effects, such as discharges to air and water, as well as the handling and storage of hazardous wastes. None of our facilities typically engage in activities or generate discharges of the types generally covered by these laws and regulations. We believe we are in substantial compliance with all such applicable laws and regulations.

We are also subject to federal laws and regulations which impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals, or other forms of environmental damage, including those which might have occurred prior to our ownership of particular sites. We are currently not aware of any environmental conditions at any of the sites which we operate which, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations. Nevertheless, there can be no assurance that any such environmental conditions in the future will not have a material adverse effect on our financial condition or results of operations.

ITEM 2. PROPERTIES

Our corporate headquarters, together with our Chicago metropolitan area distribution center, is located in a combined facility that we own at 800 W. Bryn Mawr Avenue in Itasca, Illinois, a suburb northwest of Chicago. As of February 28, 1997, we operated 65 distribution centers, including the suburban Chicago distribution center, at the following locations:


 AUSTRALIA                                 CANADA (4)
 ---------                                 ------
 Adelaide, South Australia                 Calgary, Alberta
 Brisbane, Queensland                      Fredericton, New Brunswick
 Canberra, New South Wales                 Montreal, Quebec
 Kalgoorlie, Western Australia             North Bay, Ontario
 Melbourne, Victoria (1)                   Ottawa, Ontario
 Perth, Western Australia                  Toronto, Ontario (1)
 Sydney, New South Wales                    (Don Mills and Bermondsey)
                                           Vancouver, British Columbia
 UNITED KINGDOM                            Winnipeg, Manitoba
 --------------
 Doncaster, England (2)


                                 UNITED STATES
                                 -------------

 Albuquerque, New Mexico                   Milwaukee (New Berlin), Wisconsin
 Atlanta (Smyrna), Georgia                 Minneapolis/St. Paul
 Boise, Idaho                               (Golden Valley), Minnesota
 Boston (Billerica), Massachusetts         Nashville, Tennessee
 Burlington, Vermont                       New Castle, Delaware
 Butte, Montana                            New York (Carlstadt, New Jersey),
 Chicago (Itasca), Illinois                 New York
 Cleveland (Independence), Ohio            Norfolk (Chesapeake), Virginia
 Columbus, Ohio                            Oklahoma City, Oklahoma
 Dallas (Garland), Texas                   Orlando, Florida
 Denver, Colorado                          Philadelphia (Bristol), Pennsylvania
 Detroit (Warren), Michigan                Phoenix, Arizona
 Grand Rapids, Michigan                    Pittsburgh, Pennsylvania
 Greenville, South Carolina                Portland, Maine
 Hartford (Naugatuck), Connecticut         Portland, Oregon (1)
 Honolulu, Hawaii (3)                      Reno, Nevada
 Houston, Texas                            Rochester, New York
 Jacksonville, Florida                     St. Louis, Missouri
 Kalamazoo, Michigan                       Salt Lake City, Utah
 Kansas City, Missouri                     San Francisco (Menlo Park),
 Las Vegas, Nevada                           California
 Los Angeles (Garden Grove), California    Seattle (Kent), Washington (1)
 Louisville, Kentucky                      Spokane, Washington
 Miami, Florida                            Washington (Elkridge, Maryland), DC

(1) Consists of two facilities.

(2) Land subject to a long leasehold, with a lease term in excess of 50 years.

(3) Consists of three owned facilities located on the islands of Oahu, Maui, and Hawaii and two leased facilities on the islands of Oahu and Kauai. We also lease and operate four retail stores on the island of Oahu.

(4) With the acquisition of Grand & Toy, we also operate approximately 70 retail stores throughout Canada.

The majority of our distribution centers are leased with lease terms expiring between 1997 and 2006. We own facilities in Arizona, California, Georgia, Hawaii, Illinois, Kansas, Massachusetts, Michigan, Pennsylvania, and Washington and in Canada and the United Kingdom.

In addition to the distribution centers listed above, we lease office space in Ottawa, Illinois, and own a facility in Peru, Illinois, where we operate central telephone calling centers for incoming orders and customer service.

We own substantially all equipment used in our facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal or administrative proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 1996.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange. The high and low sales prices for our common stock are presented in Note 11, "Quarterly Results of Operations (unaudited)," of the Notes to Financial Statements in our 1996 Annual Report and is incorporated herein by reference. At February 28, 1997, the approximate number of common shareholders of record was 426.

We intend to retain our earnings to finance our growth and for general corporate purposes and, therefore, do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for the Company for each of the five years 1996 through 1992. The selected historical income statement data and balance sheet data as of December 31, 1996, 1995, 1994, and 1993, have been derived from our audited financial statements. The selected historical balance sheet data as of December 31, 1992, have been derived from our unaudited financial statements which, in the opinion of management, includes all adjustments (consisting solely of normal recurring adjustments, except as noted on the following page) necessary to present fairly the financial information as of that date. The data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the disclosures in Items 7 and 8 of this Form 10-K.



                                                     Year Ended December 31,
                                                ----------------------------------
                                      1996 (1)    1995 (2)    1994 (3)        1993    1992 (4)
                                    ----------  ----------  ----------  ----------  ----------
                                    (in thousands, except share and operating data)

INCOME STATEMENT DATA
Net Sales                           $1,985,564  $1,315,953    $908,520    $682,819    $625,860
Income from operations                 101,300      69,467      42,199      28,777      13,678
Income before cumulative effect of
 accounting change                      55,349      43,179      26,465      18,046       8,765
Cumulative effect of accounting
 change, net of tax (5)                     --          --          --          --      (2,444)
                                    ----------  ----------  ----------  ----------  ----------
   Net income                       $   55,349  $   43,179    $ 26,465    $ 18,046    $  6,321
                                    ==========  ==========  ==========  ==========  ==========

Earnings per share and pro
forma earnings per share (6):
(based upon 62,444,170 actual average
common shares outstanding for the year
ended December 31, 1996; 61,660,100
pro forma average common shares
outstanding for the year ended
December 31, 1995; and 61,387,500
pro forma average common shares
outstanding for the years ended
December 31, 1994, 1993, and 1992           $.89      $.70        $.43         $.29        $.10


  BALANCE SHEET DATA
                                                 December 31,
                               ----------------------------------------------
                               1996      1995      1994      1993     1992
                               --------  --------  --------  -------  -------
  Working capital              $168,641  $145,824  $104,835 $ 77,475 $ 75,133
  Total assets                  905,362   544,124   352,369  227,959  234,119
  Total long-term obligations   170,030    14,358     5,511    3,892    7,034
  Shareholders' equity          404,785   339,417   233,432  149,819  159,566

(1) During 1996, we acquired 19 businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1996, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(2) During 1995, we acquired 10 businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1995, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(3) Effective April 30, 1994, we acquired the direct marketing office products distribution business of Reliable. Also during 1994 we acquired two other businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1994, include the results of operations of the acquired businesses subsequent to their acquisitions.

(4) Excludes our wholesale office products distribution operations that were sold in early 1992.

(5) Effective January 1, 1992, we adopted Financial Accounting Standards Board requirements to accrue postretirement benefit costs.

(6) Information concerning pro forma earnings per share is included in Note 2, "Summary of Significant Accounting Policies" of the Notes to Financial Statements in our 1996 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations are presented under the caption "Financial Review" in our 1996 Annual Report and are incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes, together with the report of independent public accountants, are presented in our 1996 Annual Report and are incorporated herein by reference.

The unaudited income statement for the three months ended December 31, 1996, is presented in our Fact Book for the fourth quarter of 1996 and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The directors and nominees for directors of the Company are presented under the caption "Election of Directors" in the Company's proxy statement. This information is incorporated herein by reference.


Executive Officers as of February 28, 1997:
------------------------------------------
                                                                               Date
                                                                               First Elected
Name                                  Age     Position                         as an Officer
----                                  ---     --------                         -------------
Peter G. Danis Jr. (1)                 65     President, Chief Executive
                                               Officer and Director            4/1/95

Christopher C. Milliken (2)            51     Senior Vice President,
                                               Operations                      4/1/95

Carol B. Moerdyk (3)                   46     Senior Vice President,
                                               Chief Financial Officer,
                                               and Treasurer                   4/1/95

Richard L. Black                       51     President, The Reliable
                                               Corporation                     4/1/95

Lawrence E. Beeson                     53     Vice President, Marketing        4/1/95

Darrell R. Elfeldt                     53     Vice President and Controller    4/1/95

John A. Love                           56     Vice President, Human Resources  4/1/95

Stephen M. Thompson                    54     Vice President and
                                               Region Manager                  4/1/95

A. James Balkins III (4)               44     Corporate Secretary              4/1/95


(1) Executive Vice President and General Manager, Office Products Distribution, Boise Cascade Corporation.

(2) Vice President, Operations, Office Products Distribution, Boise Cascade Corporation.

(3) Vice President, Finance, Office Products Distribution, Boise Cascade Corporation.

(4) Vice President, Corporate Planning and Development, and Corporate Secretary, Boise Cascade Corporation.

Prior to being elected an officer of the Company, Peter G. Danis Jr. served as Executive Vice President and General Manager, Office Products Distribution Division of Boise Cascade Corporation since 1993. Prior thereto, Mr. Danis served in various capacities at Boise Cascade Corporation including as Executive Vice President, Office Products and Building Products from 1989 to 1993; Senior Vice President from 1981 to 1989; and Vice President, Office Products from 1977 to 1981.

Prior to being elected an officer of the Company, Christopher C. Milliken served as a Region Manager of Boise Cascade Office Products Distribution Division since 1991. He has served in various positions with the Division since 1977.

Prior to being elected an officer of the Company, Carol B. Moerdyk served as Vice President and Assistant to the General Manager of Office Products of Boise Cascade Corporation since 1992. Previously, Ms. Moerdyk served in various capacities at Boise Cascade Corporation including Vice President, Corporate Planning and Development from 1990 to 1992 and Corporate Planning and Development Director from 1986 to 1990.

Richard L. Black became President of The Reliable Corporation, a wholly-owned subsidiary of the Company, in 1994. Mr. Black served as Vice President, Marketing of Rivertown Trading Company from 1992 to 1994 and, prior thereto, as Vice President, New Business Development of Fingerhut Corporation, both direct marketing companies.

Lawrence E. Beeson served as Vice President, Marketing of Hallmark Cards, Inc. from 1990 to March 1995 and as Senior Vice President, Marketing for KFC Corp., a subsidiary of Pepsico Inc., prior thereto.

Prior to being elected an officer of the Company, Darrell R. Elfeldt served as Finance and Distribution Director of Boise Cascade Office Products Distribution Division since 1993. He has served in various positions with the division since 1980.

Prior to being elected an officer of the Company, John A. Love served as the Human Resources Director of Boise Cascade Office Products Distribution Division since 1978.

Prior to being elected an officer of the Company, Stephen M. Thompson served as a Region Manager of Boise Cascade Office Products Distribution Division since 1976, where he has served with the Division since 1970.


ITEM 11. EXECUTIVE COMPENSATION

Information concerning compensation of our executive officers for the year ended December 31, 1996, is presented under the caption "Compensation Tables" in the Company's proxy statement. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Information concerning the security ownership of certain beneficial owners as of December 31, 1996, is set forth under the caption "Beneficial Ownership" in the Company's proxy statement and is incorporated herein by reference.

     (b) Information concerning security ownership of management as of December 31, 1996, is set forth under the caption "Security Ownership of Directors and Executive Officers" in the Company's proxy statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions during 1996 is set forth under the caption "Related Party Transactions" in the Company's proxy statement and in Note 5, "Transactions With Boise Cascade Corporation," of the Notes to Financial Statements in our 1996 Annual Report and are incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Form 10-K for Boise Cascade Office Products Corporation:

         (1) Financial Statements

             (i) The Income Statement for the three months ended December 31, 1996, is incorporated herein by reference from our Fact Book for the fourth quarter of 1996.

            (ii) The Financial Statements, the Notes to Financial Statements, and the Report of Independent Public Accountants listed below are incorporated herein by reference from our 1996 Annual Report.

                  -  Balance Sheets as of December 31, 1996 and 1995.
                  - Statements of Income for the years ended December 31, 1996, 1995, and 1994.
                  - Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.
                  - Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.
                  -  Notes to Financial Statements
                  -  Report of Independent Public Accountants

         (2) Financial Statement Schedules.

             None required.

         (3) Exhibits.

             A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b)  Reports on Form 8-K

          No Form 8-K's were filed during the last quarter covered by this report.

     (c)  Exhibits.

          See Index to Exhibits.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BOISE CASCADE OFFICE PRODUCTS CORPORATION


                                     By  /s/Peter G. Danis Jr.
                                        ---------------------------
                                            Peter G. Danis Jr.
                                            President and
                                            Chief Executive Officer
Dated:  March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1997.

              SIGNATURE                               CAPACITY

(i)    Principal Executive Officer:


       /s/ Peter G. Danis Jr.                  President and
       -------------------------                Chief Executive Officer
           PETER G. DANIS JR.

(ii)   Principal Financial Officer:

       /s/ Carol B. Moerdyk                    Senior Vice President and
       -------------------------                Chief Financial Officer
           CAROL B. MOERDYK

(iii)  Principal Accounting Officer:

       /s/ Darrell R. Elfeldt                  Vice President and Controller
       -------------------------
           DARRELL R. ELFELDT

(iv)   Directors:

       /s/ Peter G. Danis Jr.
       -------------------------
           PETER G. DANIS JR.

       /s/ George J. Harad
       -------------------------
           GEORGE J. HARAD

       /s/ John B. Carley
       -------------------------
           JOHN B. CARLEY

       /s/ James G. Connelly III
       -------------------------
           JAMES G. CONNELLY III

       /s/ Theodore Crumley
       -------------------------
           THEODORE CRUMLEY

       /s/ A. William Reynolds
       -------------------------
           A. WILLIAM REYNOLDS

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 28, 1997, included or incorporated by reference in this Form 10-K for the year ended December 31, 1996, into Boise Cascade Office Products Corporation's registration statement on Form S-8 (File No. 33-96348); registration statement on Form S-8 (File No. 33-96512); registration statement on Form S-8 (file No. 333-1132); registration statement on Form S-8 (File No. 333-1134); registration statement on Form S-8 (File No. 333-1152); and post-effective amendment No. 1 to registration statement on Form S-1 (File No. 333-3660).

                                                            Arthur Andersen LLP


Boise, Idaho
March 24, 1997

                   BOISE CASCADE OFFICE PRODUCTS CORPORATION
                               INDEX TO EXHIBITS
                   Filed With the Annual Report on Form 10-K
                      for the Year Ended December 31, 1996


  Number      Description                                          Page Number
  ------      -----------                                          -----------

  2.1    (1)  Asset Transfer and Subscription Agreement
               dated April 1, 1995                                    --
  3.1    (2)  Restated Certificate of Incorporation                   --
  3.2    (3)  Bylaws, as amended October 11, 1995                     --
  4.1    (1)  Specimen Certificate Representing Shares of
               Common Stock                                           --
  4.2    (4)  Credit Agreement, as amended by the Form of
               Amendment No. 1 to Credit Agreement dated
               January 12, 1996                                       --
  4.3    (4)  Amended and Restated Credit Agreement
               dated June 5, 1996                                     --
  9           Inapplicable                                            --
  10.1   (3)  Form of Executive Officer Severance Agreement,
               adopted January 30, 1996                               --
  10.2   (2)  Administrative Services Agreement dated
               April 1, 1995                                          --
  10.3   (5)  Paper Sales Agreement dated April 1, 1995               --
  10.4   (2)  License Agreement dated April 1, 1995                   --
  10.5   (2)  Shareholder Agreement dated April 1, 1995               --
  10.6   (2)  Tax Matters Agreement dated April 1, 1995               --
  10.7   (6)  Key Executive Stock Option Plan, adopted
               February 20, 1995                                      --
  10.8        Director Stock Option Plan, as amended through
               December 17, 1996                                      28
  10.9   (2)  Form of Confidential Information and Noncompetitive
               Agreement, approved February 20, 1995                  --
  10.10  (2)  Early Retirement Plan for Executive Officers,
               effective February 20, 1995                            --
  10.11  (2)  Supplemental Pension Plan, effective
               February 20, 1995                                      --
  10.12  (2)  Key Executive Deferred Compensation Plan,
               effective February 20, 1995                            --
  10.13  (2)  Executive Officer Financial Counseling Program,
               adopted February 20, 1995                              --
  10.14  (3)  Split-Dollar Life Insurance Plan, as amended
               July 27, 1995                                          --
  10.15       Supplemental Health Care Plan for Executive
               Officers, revised July 31, 1996                        33
  10.16  (2)  Executive Officer Severance Pay Policy, adopted
               February 20, 1995                                      --



  10.17  (2)  Key Executive Performance Plan, adopted
               February 20, 1995                                      --
  10.18       1996 and 1997 Performance Criteria for the Key
               Executive Performance Plan                             38
  10.19  (2)  Board of Directors Deferred Compensation Plan,
               effective February 14, 1995                            --
  10.20  (3)  1995 Executive Officer Deferred Compensation
               Plan, effective January 1, 1996                        --
  10.21  (3)  1995 Board of Directors Deferred Compensation
               Plan, effective January 1, 1996                        --
  10.22  (7)  Form of Deferred Compensation and
               Benefits Trust dated January 30, 1996                  --
  11          Computation of Per Share Earnings                       40
  12          Ratio of Earnings to Fixed Charges                      41
  13.1        Incorporated sections of the Boise Cascade Office
               Products Corporation 1996 Annual Report                42
  13.2        Incorporated sections of the Boise Cascade Office
               Products Corporation Fact Book for the fourth
               quarter of 1996                                        59
  16          Inapplicable                                            --
  18          Inapplicable                                            --
  21          Significant subsidiaries of the registrant              64
  22          Inapplicable                                            --
  23          Consent of Arthur Andersen LLP (see page 24)
  24          Inapplicable                                            --
  27          Financial Data Schedule                                 65
  99          Inapplicable                                            --


(1) Exhibits 2.1 and 4.1 were filed under the same exhibit numbers in the Company's Amendment No. 1 to the Registration Statement on Form S-1 filed on March 28, 1995, and are incorporated herein by reference.

(2) Exhibits 3.1, 10.2, 10.4, 10.5, 10.6, 10.9, 10.10, 10.11, 10.12, 10.13,
    10.16, 10.17, and 10.19 were filed under the same exhibit numbers in the Company's Registration Statement on Form S-1 filed on February 22, 1995, and are incorporated herein by reference.

(3) Exhibits 3.2, 10.1, 10.14, 10.20, and 10.21 were filed under the same exhibit numbers in the Company's 1995 Annual Report on Form 10-K and are incorporated herein by reference.

(4) The Credit Agreement dated March 30, 1995, was filed as Exhibit 10.1 in the Company's Amendment No. 1 to the Registration Statement on Form S-1 filed on March 28, 1995. The Form of Amendment No. 1 to Credit Agreement dated January 12, 1996, was filed as Exhibit 4.2 in the Company's 1995 Annual Report on Form 10-K. The Amended and Restated Credit Agreement dated June 5, 1996, was filed as Exhibit 4 in the Company's Current Report on Form 8-K filed on June 10, 1996. Each of the documents referenced in this footnote is incorporated herein by reference.

(5) Exhibit 10.3 was filed under the same exhibit number in the Company's Amendment No. 1 to the Registration Statement on Form S-1 filed on March 28, 1995, and is incorporated herein by reference. The Company has been granted an order of confidential treatment with respect to a portion of
    Exhibit 10.3.

(6) The Key Executive Stock Option Plan, as amended through April 23, 1996, was filed as Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference.

(7) The Form of Deferred Compensation and Benefits Trust dated January 30, 1996, was filed as Exhibit 10 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and is incorporated herein by reference.