Form 10-Q
period 1997-03-31
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1997-05-12
CIK 938839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                F O R M  10 - Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
            Class                              as of April 30, 1997
      Common stock, $.01 par value                   62,904,575

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements


          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                             STATEMENTS OF INCOME
                (expressed in thousands, except share information)
                                  (unaudited)


                                            Three Months Ended March 31
                                             1997                1996

Net sales                                 $  597,871          $  461,423
Cost of sales, including purchases
  from Boise Cascade Corporation
  of $48,041 and $42,595                     446,999             338,526
                                          __________          __________
Gross profit                                 150,872             122,897
                                          __________          __________

Selling and warehouse operating
  expense                                    111,173              87,095
Corporate general and administrative
  expense, including amounts paid to
  Boise Cascade Corporation of $643
  and $586                                     9,210               6,854
Goodwill amortization                          2,194               1,380
                                          __________          __________
                                             122,577              95,329
                                          __________          __________
Income from operations                        28,295              27,568
Interest expense                               3,075               1,289
Other income, net                                 49                  48
                                          __________          __________
Income before income taxes                    25,269              26,327
Income tax expense                            10,360              10,764
                                          __________          __________
Net income                                $   14,909          $   15,563

Earnings per share (based
  upon 62,844,398 and 62,305,746
  average common shares outstanding
  for the three months ended
  March 31, 1997 and 1996)                     $ .24               $ .25











  The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
                           (expressed in thousands)


                                                (unaudited)
                                                  March 31       December 31
                                             1997        1996        1996
ASSETS

Current
  Cash and short-term investments        $   22,762  $   13,138  $   12,762
  Receivables, less allowances
     of $3,900, $3,123, and $3,887          292,997     232,325     285,337
  Inventories                               164,748     130,030     171,748
  Deferred income tax benefits               13,963       8,156      13,963
  Other                                      19,856      14,218      15,378
                                         __________  __________  __________
                                            514,326     397,867     499,188
                                         __________  __________  __________
Property
  Land                                       13,488      12,411      13,488
  Buildings and improvements                 75,081      66,342      72,917
  Furniture and equipment                   150,407     114,634     137,137
  Accumulated depreciation                  (96,492)    (79,814)    (90,980)
                                         __________  __________  __________
                                            142,484     113,573     132,562
                                         __________  __________  __________
Goodwill, net of amortization
  of $15,349, $6,961, and $13,138           264,499     206,637     261,706
Other assets                                 21,798       5,319      11,906
                                         __________  __________  __________
Total assets                             $  943,107  $  723,396  $  905,362






















  The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
                 (expressed in thousands, except share information)

                                                (unaudited)
                                                  March 31       December 31
                                             1997        1996        1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
  Notes payable                          $   25,600  $    6,000  $   36,700
  Current portion of long-term debt             135         219         180
                                         __________  __________  __________
  Accounts payable
    Trade and other                         188,014     157,826     185,370
    Boise Cascade Corporation                26,963      12,774      21,926
                                         __________  __________  __________
                                            214,977     170,600     207,296
                                         __________  __________  __________
  Accrued liabilities
    Compensation and benefits                21,475      14,774      31,120
    Income taxes payable                     19,928      11,805       7,100
    Taxes, other than income                  8,698       7,467       8,351
    Other                                    32,218      25,686      39,800
                                         __________  __________  __________
                                             82,319      59,732      86,371
                                         __________  __________  __________
                                            323,031     236,551     330,547
                                         __________  __________  __________
Other
  Deferred income taxes                         195       2,727       4,470
  Long-term debt, less current portion      170,016     110,143     140,024
  Other                                      28,467      18,622      25,536
                                         __________  __________  __________
                                            198,678     131,492     170,030
                                         __________  __________  __________
Shareholders' equity
  Common stock, $.01 par value,
    200,000,000 shares authorized;
    62,904,575, 62,331,258, and
    62,750,318 shares issued and
    outstanding at each period                  629         623         628
  Additional paid-in capital                307,308     295,793     304,134
  Retained earnings                         113,461      58,937     100,023
                                         __________  __________  __________
    Total shareholders' equity              421,398     355,353     404,785
                                         __________  __________  __________

Total liabilities and
  shareholders' equity                   $  943,107  $  723,396  $  905,362











  The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                             (expressed in thousands)
                                  (unaudited)

                                              Three Months Ended March 31
                                                   1997          1996

Cash provided by (used for) operations
  Net income                                   $   14,909     $   15,563
  Items in income not using (providing) cash
    Depreciation and amortization                   8,820          5,279
    Deferred income tax benefit                    (2,121)           934
  Receivables                                      (5,122)        (3,130)
  Inventories                                       9,320          5,888
  Accounts payable and accrued liabilities        (11,605)        (5,784)
  Current and deferred income taxes                11,539          4,889
  Other, net                                       (5,399)         2,561
                                               __________     __________
    Cash provided by operations                    20,341         26,200
                                               __________     __________

Cash provided by (used for) investment
  Expenditures for property and equipment         (15,697)       (10,587)
  Acquisitions                                    (14,912)      (129,259)
  Other, net                                        1,128         (3,416)
                                               __________     __________
    Cash used for investment                      (29,481)      (143,262)
                                               __________     __________

Cash provided by (used for) financing
  Additions to long-term debt                      30,000        110,000
  Notes payable                                   (11,100)         6,000
  Other, net                                          240            118
                                               __________     __________
    Cash provided by financing                     19,140        116,118
                                               __________     __________

Increase (decrease) in cash                        10,000           (944)
Balance at beginning of the period                 12,762         14,082
                                               __________     __________

Balance at March 31                            $   22,762     $   13,138














  The accompanying notes are an integral part of these Financial Statements.

        BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


(1) ORGANIZATION AND BASIS OF PRESENTATION. Boise Cascade Office Products Corporation (together with its subsidiaries, "the Company" or "we"), headquartered in Itasca, Illinois, is one of the world's premier business-to-business distributors of products for the office through its contract stationer business, as well as through its direct marketing channel. At March 31, 1997, Boise Cascade Corporation owned approximately 81% of our outstanding common stock.

      The quarterly financial statements of the Company and its subsidiaries have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included.
      Except as may be disclosed in the notes to the Financial Statements, the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year. We have prepared the statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These quarterly financial statements should be read together with the statements and the accompanying notes included in our 1996 Annual Report.

(2) EARNINGS PER SHARE. Earnings per share of $.24 and $.25 for the three months ended March 31, 1997 and 1996, are based upon the average number of common shares outstanding, including common shares issued to effect acquisitions made by the Company and shares issued as a result of stock options exercised.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which will be implemented in the fourth quarter of 1997. The statement will have no significant impact on previously reported earnings per share, which will be renamed basic earnings per share.

(3) STOCK SPLIT. We effected a two-for-one split of our common stock in the form of a 100% stock dividend. Each shareholder of record at the close of business on May 6, 1996, received one additional share for each share held on that date. The new shares were distributed on May 20, 1996. All references in these financial statements to share amounts, net income per share, and average common shares outstanding have been adjusted to reflect the stock split.

(4) DEBT. We have a $350 million revolving credit agreement with a group of banks. At March 31, 1997, borrowing under this agreement was $170 million, and we had $26 million of short-term notes payable.

(5) TAXES. The estimated tax provision rate for the first three months of 1997 and 1996 was 41.0%.

(6) ACQUISITIONS. During the first three months of 1997 we completed two acquisitions, and during the first three months of 1996 we completed five acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

      On January 31, 1997, we acquired the stock of the contract stationer business of The Office Stop, based in Butte, Montana. On
      February 28, 1997, we acquired the assets of the contract stationer business of Florida Ribbon and Carbon, based in Jacksonville, Florida. In January 1997, we also completed a joint venture with Otto Versand to direct market office products in Europe, initially in Germany. These transactions, including the joint venture with Otto, were completed for cash of $14.9 million, $2.9 million of our common stock, and the recording of $1.0 million of acquisition liabilities.

      On February 5, 1996, we completed the acquisition of 100% of the shares of Grand & Toy Limited (Grand & Toy) from Cara Operations Limited (Toronto). On January 31, February 9, and March 29, 1996, we acquired businesses in New Mexico, Maine, Vermont, and Wisconsin. These businesses were acquired for cash of $129.3 million and the recording of $18.4 million of acquisition liabilities.

      Unaudited pro forma results of operations reflecting the acquisitions would have been as follows. If the 1997 acquisitions had occurred January 1, 1997, sales for the first three months of 1997 would have increased to $601 million. There would have been no significant change to net income and earnings per share. If the 1997 and 1996 acquisitions had occurred January 1, 1996, sales for the first three months of 1996 would have increased to $498 million. There would have been no significant change to net income and earnings per share. This unaudited pro forma financial information does not necessarily represent the actual consolidated results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward looking statements" which involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, the timing and amount of any paper price recovery; the changing mix of products sold to our customers; the pace of acquisitions and cost structure improvements; the success of new product line introductions; the uncertainties of expansion into international markets, including currency exchange rates, legal and regulatory requirements, and other factors; and competitive and general economic conditions.

Three Months Ended March 31, 1997, Compared with Three Months Ended
March 31, 1996

Results of Operations

Net sales in the first quarter of 1997 increased 30% to $597.9 million, compared with $461.4 million in the first quarter of 1996. The growth in sales resulted primarily from acquisitions and product line extensions. Same location sales increased 12% in the first quarter of 1997, compared with sales in the first quarter of 1996. Significant paper price declines from the same quarter a year ago constrained revenue growth in the current quarter.

Cost of sales, which includes the cost of merchandise sold, and delivery and occupancy costs, increased to $447.0 million in the first quarter of 1997, which was 74.8% of net sales. This compares with $338.5 million reported in the same period of the prior year, which represented 73.4% of net sales. In the first quarter of 1996, paper costs to us were declining rapidly from the peak reached late in 1995, which raised our gross margin in the first half of 1996. Paper costs were more stable and significantly lower in the first quarter of 1997. Our strong sales growth in technology-related products, which have lower gross margins than our more traditional office products line, also contributed to the lower gross margin level in this year's first quarter.

Operating expense was 20.5% of net sales in the first quarter of 1997, compared with 20.7% in the first quarter of 1996. Within the operating expense category, selling and warehouse operating expense was 18.6% of net sales in the first quarter of 1997, compared with 18.9% in the first quarter of 1996. This decrease resulted, in part, from our changing sales mix described above, and expense leveraging as our central procurement, call center, and integrated distribution programs ramp up. Corporate general and administrative expense was 1.5% of net sales in the first quarter of 1997 and 1996. Goodwill amortization increased to $2.2 million in the first quarter of 1997, compared with $1.4 million in the first quarter of 1996. The increase in goodwill amortization was the result of recording goodwill arising from our acquisitions.

As a result of the factors discussed above, income from operations in the first quarter of 1997 increased to $28.3 million, or 4.7% of net sales, compared to our first quarter of 1996 operating income of $27.6 million, or 6.0% of net sales.

Interest expense was $3.1 million in the first quarter of 1997, compared with $1.3 million in the first quarter of 1996. The increase in interest expense resulted from debt incurred in conjunction with our acquisition and capital spending programs.

Net income in the first quarter of 1997 decreased to $14.9 million, or 2.5% of net sales, compared with $15.6 million, or 3.4% of net sales in the same period of the prior year.

Liquidity and Capital Resources

Our principal requirements for cash have been to make acquisitions, fund working capital needs, upgrade and expand our facilities at existing locations, and open new distribution centers. The execution of our strategy for growth, including acquisitions and the relocation of several existing distribution centers into new and larger facilities, is expected to require capital outlays over the next several years.

To finance our capital requirements, we expect to rely upon funds from a combination of sources. In addition to cash flow from operations, we have a $350 million revolving credit agreement that expires in 2001 and provides for variable rates of interest based on customary indices. The revolving credit agreement is available for acquisitions and general corporate purposes. It contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. At March 31, 1997, $170 million was outstanding under this agreement. We may, subject to the covenants contained in the revolving credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future.

In addition to the amount outstanding under the revolving credit agreement, we had short-term notes payable of $26 million at March 31, 1997.

In June 1996, we filed a registration statement with the Securities and Exchange Commission for 4.4 million shares of common stock to be offered from time to time in connection with future acquisitions. As of March 31, 1997, 3.9 million shares remained unissued under this registration statement.

Net cash provided by operations for the first three months of 1997 was $20.3 million. This was the result of $21.6 million of net income, depreciation and amortization, and other noncash items offset by a $1.3 million increase in working capital. Net cash used for investment in the first three months of 1997 was $29.5 million, which included $15.7 million of expenditures for property and equipment, and $14.9 million for acquisitions. Net cash provided by financing was $19.1 million for the first three months of 1997, resulting primarily from borrowings we made to fund acquisitions.

Net cash provided by operations in the first three months of 1996 was $26.2 million. This was primarily the result of $21.8 million of net income, depreciation and amortization, and other noncash items, and a $4.4 million decrease in working capital. Net cash used for investment in the first three months of 1996 was $143.3 million, which included $10.6 million of expenditures for property and equipment, and $129.3 million for acquisitions. Net cash provided by financing was $116.1 million for the first three months of 1996, resulting primarily from borrowings we made to fund acquisitions.

The majority of our 1997 and 1996 acquisitions have been completed for cash, resulting in higher outstanding balances under our revolving credit agreement and short-term borrowing capacity. The increase in borrowings has caused interest expense to increase for the first quarter of 1997.

Effects of Fluctuations in Foreign Currency Exchange Rates

Our operations in Australia, Canada, Germany, and the United Kingdom are denominated in currencies other than U.S. dollars. Each of our operations conducts substantially all of its business in its local currency with minimal cross-border product movement. As a result, these operations are not subject to material operational risks associated with fluctuations in exchange rates. Furthermore, our results of operations were not materially impacted by the translation of our other operations' currencies into U.S. dollars. Because we intend to expand the size and scope of our international operations, this exposure to fluctuations in exchange rates may increase. Accordingly, no assurance can be given that our future results of operations will not be adversely affected by fluctuations in foreign currency exchange rates. Although we currently do not engage in any foreign currency hedging activities, we may consider doing so in the future. Such future hedges would be intended to minimize the effects of foreign exchange rate fluctuations on our investment and would not be done for speculative purposes.

Business Outlook

We expect our cross-selling efforts in furniture, computer-related consumables, promotional products, and office papers to result in additional sales to our existing customers. We also expect to grow sales by developing business with new customers. The pace of our revenue growth will partially depend on the success of these initiatives. We also plan to make further acquisitions in the U.S. and internationally, which will add to sales. The results of our acquisition program will reflect the extent of economically acceptable opportunities available to us.

Our gross margins and operating expense ratios vary among our product categories, distribution channels, and geographic locations. As a result, we expect fluctuations in our financial ratios as our sales mix evolves over time.

Office papers and converted paper products represent a significant portion of our sales. Dramatic reductions in the cost and selling price of paper, compared to the same quarter last year, impacted our sales growth, gross margins, and operating expense leverage in the current quarter. It is unclear to what extent or when prices might significantly rise or fall and what favorable or adverse impact those changes might have on our financial results.

New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which will be implemented in the fourth quarter of 1997. The statement will have no significant impact on previously reported earnings per share, which will be renamed basic earnings per share.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

      (b) No Form 8-Ks were filed during the quarter covered by this report.

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

                                             BOISE CASCADE
                                             OFFICE PRODUCTS CORPORATION


      As Duly Authorized Officer and
      Chief Accounting Officer:              /s/Darrell R. Elfeldt
                                             Darrell R. Elfeldt
                                             Vice President and Controller




Date:  May 12, 1997

                 BOISE CASCADE OFFICE PRODUCTS CORPORATION
                             INDEX TO EXHIBITS
               Filed With the Quarterly Report on Form 10-Q
                   for the Quarter Ended March 31, 1997

Number     Description                                     Page Number

11         Computation of Per Share Earnings

27         Financial Data Schedule