Form 10-Q
period 1997-06-30
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1997-08-12
CIK 938839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                F O R M  10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997


( ) Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Transition Period From ____________ to ____________

Commission File number 1-13662


                    BOISE CASCADE OFFICE PRODUCTS CORPORATION


State of Incorporation                      IRS Employer Identification No.
      Delaware                                         82-0477390


                     800 West Bryn Mawr Avenue
                      Itasca, Illinois 60143
                         (630) 773 - 5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                   Shares Outstanding
         Class                                    as of July 31, 1997
Common Stock, $.01 par value                           62,934,335

                      PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
             (expressed in thousands, except share information)
                                (unaudited)


                                     Three Months Ended June 30
                                       1997               1996

Net sales                           $ 600,470          $460,767
Cost of sales, including purchases
   from Boise Cascade Corporation
   of $58,165 and $45,135             451,755           337,429
                                    __________        __________
Gross profit                          148,715           123,338
                                    __________        __________

Selling and warehouse operating
   expense                            112,806            88,915
Corporate general and administrative
   expense, including amounts paid to
   Boise Cascade Corporation of $651
   and $629                             9,369             7,772
Goodwill amortization                   2,333             1,678
                                    __________        __________
                                      124,508            98,365
                                    __________        __________
Income from operations                 24,207            24,973
                                    __________        __________
Interest expense                        4,071             1,875
Other income (expense), net                84                (6)
                                    __________        __________
Income before income taxes             20,220            23,092
Income tax expense                      8,508             9,498
                                    __________        __________
Net income                          $  11,712          $ 13,594



Average shares outstanding         62,922,046        62,359,936



Earnings per share                  $     .19           $   .22





The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
             (expressed in thousands, except share information)
                               (unaudited)


                                      Six Months Ended June 30
                                       1997              1996

Net sales                           $1,198,341        $ 922,190
Cost of sales, including purchases
   from Boise Cascade Corporation
   of $106,206 and $87,730             898,754          675,955
                                    __________        __________
Gross profit                           299,587          246,235
                                    __________        __________
Selling and warehouse operating
   expense                             223,979          176,010
Corporate general and administrative
   expense, including amounts paid to
   Boise Cascade Corporation of $1,294
   and $1,216                           18,579           14,626
Goodwill amortization                    4,527            3,058
                                    __________        __________
                                       247,085          193,694
                                    __________        __________
Income from operations                  52,502           52,541
                                    __________        __________
Interest expense                         7,146            3,164
Other income, net                          133               42
                                    __________        __________
Income before income taxes              45,489           49,419
Income tax expense                      18,868           20,262
                                    __________        __________
Net income                          $   26,621        $  29,157



Average shares outstanding          62,883,222       62,332,841



Earnings per share                  $      .42        $     .47






The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
                           (expressed in thousands)


                                             (unaudited)
                                               June 30          December 31
ASSETS                                    1997         1996         1996

Current
  Cash and short-term investments       $ 37,516    $  9,058     $ 12,762
  Receivables, less allowances
    of $4,213, $3,922, and $3,887        296,506     226,791      285,337
  Inventories                            176,666     123,045      171,748
  Deferred income tax benefits            14,816       9,499       13,963
  Other                                   20,289      16,677       15,378
                                      ___________  __________   __________
                                         545,793     385,070      499,188
                                      ___________  __________   __________

Property
  Land                                    21,258      13,488       13,488
  Buildings and improvements              97,246      71,448       72,917
  Furniture and equipment                160,307     115,677      137,137
  Accumulated depreciation              (123,814)    (83,010)     (90,980)
                                      ___________  __________   __________
                                         154,997     117,603      132,562
                                      ___________  __________   __________
Goodwill, net of amortization
  of $17,668, $8,598, and $13,138        337,565     209,486      261,706
Other assets                              23,575       6,443       11,906
                                      ___________  __________   __________
Total assets                          $1,061,930   $ 718,602    $ 905,362



The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
             (expressed in thousands, except share information)

                                             (unaudited)
                                              June 30           December 31
LIABILITIES AND SHAREHOLDERS' EQUITY      1997        1996         1996

Current
  Notes payable                       $   53,200   $  24,000    $  36,700
  Current portion of long-term debt           90         217          180
  Accounts payable
    Trade and other                      192,908     131,864      185,370
    Boise Cascade Corporation             30,943      16,792       21,926
                                      ___________  __________   __________
                                         223,851     148,656      207,296
                                      ___________  __________   __________
  Accrued liabilities
    Compensation and benefits             23,246      19,523       31,120
    Income taxes payable                   8,359         262        7,100
    Taxes, other than income               8,249       7,782        8,351
    Other                                 33,664      23,655       39,800
                                      ___________  __________   __________
                                          73,518      51,222       86,371
                                      ___________  __________   __________
                                         350,659     224,095      330,547
                                      ___________  __________   __________
Other
  Deferred income taxes                        -       3,238        4,470
  Long-term debt, less current portion   240,013     100,092      140,024
  Other                                   36,017      19,700       25,536
                                      ___________  __________   __________
                                         276,030     123,030      170,030
                                      ___________  __________   __________
Shareholders' equity
  Common stock, $.01 par value,
    200,000,000 shares authorized;
    62,933,481, 62,407,310, and
    62,750,318 shares issued and
    outstanding at each period               629         624          628
  Additional paid-in capital             309,529     298,192      304,134
  Retained earnings                      125,083      72,661      100,023
                                      ___________  __________   __________
    Total shareholders' equity           435,241     371,477      404,785
                                      ___________  __________   __________
Total liabilities and
  shareholders' equity                $1,061,930   $ 718,602    $ 905,362






The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                           (expressed in thousands)
                                  (unaudited)

                                                  Six Months Ended June 30
                                                     1997          1996

Cash provided by (used for) operations
  Net income                                      $  26,621     $  29,157
  Items in income not using (providing) cash
    Depreciation and amortization                    17,758        11,794
    Deferred income taxes                            (2,046)        1,953
  Receivables                                        10,445         2,754
  Inventories                                        10,002        12,671
  Accounts payable and accrued liabilities           (6,845)      (24,061)
  Current and deferred income taxes                  (1,118)       (8,494)
  Other current assets                               (4,166)          698
                                                  __________    __________
    Cash provided by operations                      50,651        26,472
                                                  __________    __________

Cash used for investment
  Expenditures for property and equipment           (30,285)      (19,959)
  Acquisitions                                      (99,694)     (130,864)
  Other, net                                        (12,543)       (5,535)
                                                  __________    __________
    Cash used for investment                       (142,522)     (156,358)
                                                  __________    __________

Cash provided by financing
  Additions to long-term debt                       100,000       100,000
  Notes payable                                      16,500        24,000
  Other, net                                            125           862
                                                  __________    __________
    Cash provided by financing                      116,625       124,862
                                                  __________    __________

Increase (decrease) in cash and
   short-term investments                            24,754        (5,024)
Balance at beginning of the period                   12,762        14,082
                                                  __________    __________
Balance at June 30                                $  37,516     $   9,058







The accompanying notes are an integral part of these Financial Statements.

   BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS
                           (unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION. Boise Cascade Office Products Corporation (together with its subsidiaries, "the Company" or "we"), headquartered in Itasca, Illinois, is one of the world's premier business-to-business distributors of products for the office through its contract stationer business, as well as through its direct marketing channel. At June 30, 1997, Boise Cascade Corporation owned approximately 81% of our outstanding common stock.

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

(2) EARNINGS PER SHARE. Earnings per share of $.19 and $.22 for the three months ended June 30, 1997 and 1996, and $.42 and $.47 for the six months ended June 30, 1997 and 1996, are based upon the average number of common shares outstanding including common shares issued to effect acquisitions made by the Company and shares issued as a result of stock options exercised. Earnings per share is computed independently for each period. As a result, the total of the per share results for the first two quarters of 1997 does not equal the per share results for the six months ended June 30, 1997.

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

(4) DEBT. On June 26, 1997, we entered into a $450 million revolving credit agreement with a group of banks that expires on June 29, 2001, and provides for variable rates of interest based on customary indices. It contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. This agreement replaced our $350 million revolving credit agreement. We may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future.

     At June 30, 1997, borrowing under the revolving credit agreement was $240 million. At July 31, 1997, borrowing under the revolving credit agreement was $390 million.

     In addition to the amount outstanding under the revolving credit agreement, we had $53 million of short-term notes payable at June 30, 1997.

(5) TAXES. The estimated tax provision rate for the first six months of 1997 was 41.5%, compared with a tax provision rate of 41.0% for the same period in the prior year. The increase is primarily due to increased foreign income, including nondeductible goodwill, taxed at a higher rate.

(6) ACQUISITIONS. During the first six months of 1997 we completed six acquisitions, and during the first six months of 1996 we completed seven acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

     On January 31, 1997, we acquired the stock of the contract stationer business of The Office Stop, based in Butte, Montana. On February 28, 1997, we acquired the assets of the contract stationer business of Florida Ribbon and Carbon, based in Jacksonville, Florida. On April 17, 1997, we acquired the assets of the contract stationer business of Winterbulk Business Supplies, Ltd., based in Bolton, England. On
     April 30, 1997, we acquired the assets of the computer consumables business of TDI, based in Raleigh-Durham, North Carolina. On May 30, 1997, we acquired the assets of the computer consumables business of Carlyle Computer Products Ltd., based in Winnipeg, Manitoba, Canada. On May 31, 1997, we acquired the assets of the promotional products business of OstermanAPI, Inc., based in Maumee, Ohio. In conjunction with the acquisition of Osterman, we formed a majority-owned subsidiary, Boise Marketing Services, Inc. ("BMSI"), of which we own 88%. Our previously acquired promotional products company, OWNCO, also became part of BMSI. In January 1997, we also completed a joint venture with Otto Versand, of which we own 50%, to direct market office products in Europe, initially in Germany. These transactions, including the joint venture with Otto and the formation of the majority-owned promotional products subsidiary, were completed for cash of $99.7 million, $2.9 million of our common stock, and the recording of $14.2 million of acquisition liabilities.

     On July 7, 1997, we acquired 100% of the shares of Jean-Paul Guisset S.A. ("JPG"), a French corporation. JPG is a direct marketer of office products in France. The negotiated purchase price was FF850.0 million (US$144.0 million) plus a price supplement payable in the year 2000, if certain earnings and sales growth targets are reached. No liability has been recorded for the price supplement as the amount of payment, if any, is not assured beyond a reasonable doubt. Approximately FF100.0 million (US$17.0 million) is available to be repatriated to the Company out of existing cash in JPG as of closing. In addition to the cash paid, we recorded $5.8 million of acquisition liabilities. The acquisition was funded by cash flow from operations and borrowings under our revolving credit agreement.

     On February 5, 1996, we completed the acquisition of 100% of the shares of Grand & Toy Limited ("Grand & Toy") from Cara Operations Limited (Toronto). On January 31, February 9, March 29, April 26, and May 31, 1996, we acquired businesses in New Mexico, Maine, Vermont, Wisconsin, Washington, and Michigan for cash of $130.9 million, $1.6 million of our common stock, and the recording of $19.3 million of acquisition liabilities.

     Unaudited pro forma results of operations reflecting the acquisitions, including JPG, would have been as follows. If the 1997 acquisitions had occurred January 1, 1997, sales for the first six months of 1997 would have increased to $1.3 billion, net income would have decreased to $25.2 million, and earnings per share would have decreased to $.40. If the 1997 and 1996 acquisitions had occurred January 1, 1996, sales for the first six months of 1996 would have increased to $1.1 billion, net income would have decreased to $28.4 million, and earnings per share would have decreased to $.46. This unaudited pro forma financial information does not necessarily represent the actual consolidated results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1997, Compared with Three Months Ended
June 30, 1996

Results of Operations

Net sales in the second quarter of 1997 increased 30% to $600.5 million, compared with $460.8 million in the second quarter of 1996. The growth in sales resulted primarily from acquisitions and product line extensions. Same location sales increased 16% in the second quarter of 1997, compared with sales in the second quarter of 1996. Holding paper prices constant, same-location sales grew 20%.

Cost of sales, which includes the cost of merchandise sold and delivery and occupancy costs, increased to $451.8 million in the second quarter of 1997, which was 75.2% of net sales. This compares with $337.4 million reported in the same period of the prior year, which represented 73.2% of net sales. Gross profit as a percentage of net sales was 24.8% and 26.8% for the second quarters of 1997 and 1996. Gross profit decreased in the second quarter of 1997 primarily because of competitive pressures, particularly in our national accounts business, and a weak paper market.

Operating expense was 20.7% of net sales in the second quarter of 1997, compared with 21.3% in the second quarter of 1996. Within the operating expense category, selling and warehouse operating expense was 18.8% of net sales in the second quarter of 1997, compared with 19.3% in the second quarter of 1996. This decrease resulted, in part, from expense leveraging as, for instance, our central procurement and integrated distribution programs ramp up. Corporate general and administrative expense was 1.6% of net sales in the second quarter of 1997, compared with 1.7% in 1996. Goodwill amortization increased to $2.3 million in the second quarter of 1997, compared with $1.7 million in the second quarter of 1996. The increase in goodwill amortization was the result of recording goodwill arising from our acquisitions.

As a result of the factors discussed above, income from operations in the second quarter of 1997 decreased to $24.2 million, or 4.0% of net sales, compared to our second quarter 1996 operating income of $25.0 million, or 5.4% of net sales.

Interest expense was $4.1 million in the second quarter of 1997, compared with $1.9 million in the second quarter of 1996. The increase in interest expense resulted from debt incurred in conjunction with our acquisition and capital spending programs.

Net income in the second quarter of 1997 decreased to $11.7 million, or 2.0% of net sales, compared with $13.6 million , or 3.0% of net sales in the same period of the prior year.

Six Months Ended June 30, 1997, Compared with Six Months Ended
June 30, 1996

Net sales for the six months ended June 30, 1997, increased 30% to $1.2 billion, compared with $922.2 million a year ago. Same location sales increased 14% year to year. Holding paper prices constant, same-location sales grew 19%.

Cost of sales, which includes the cost of merchandise sold, and delivery and occupancy costs, increased to $898.8 million for the six months ended June 30, 1997, which was 75.0% of net sales. This compares with $676.0 million reported in the same period of the prior year, which represented 73.3% of net sales. Gross profit as a percentage of net sales was 25.0% and 26.7% for the first six months of 1997 and 1996. In the first half of 1996, paper costs to us were declining rapidly from the peak reached late in 1995, which raised our gross margin in the first half of 1996. Paper costs were more stable and significantly lower in the first half of 1997. Sales growth in technology-related products and competitive pressures on gross profits also contributed to the lower gross profit level in the first half of 1997.

Operating expense was 20.6% of net sales for the first six months of 1997, compared with 21.0% in the same period of the prior year. This decrease resulted, in part, from our changing sales mix described above and expense leveraging as, for example, our central procurement and integrated distribution programs ramp up. Within the operating expense category, selling and warehouse operating expense was 18.7% of net sales for the first six months of 1997, compared with 19.1% in 1996. Corporate general and administrative expense was 1.6% of net sales for the first six months of 1997 and 1996. Goodwill amortization increased to $4.5 million for the first six months of 1997, compared with $3.1 million in 1996. The increase in goodwill amortization was the result of recording goodwill arising from our acquisitions.

As a result of the factors discussed above, income from operations for the first six months of 1997 was $52.5 million, or 4.4% of net sales, compared to 1996 operating income of $52.5 million, or 5.7% of net sales.

Interest expense was $7.1 million for the first six months of 1997, compared with $3.2 million in 1996. The increase in interest expense resulted from debt incurred in conjunction with our acquisition and capital spending programs.

Net income for the first six months of 1997 decreased to $26.6 million, or 2.2% of net sales, compared with $29.2 million, or 3.2% of net sales, in the same period of the prior year.

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

To finance our capital requirements, we expect to rely upon funds from a combination of sources. In addition to cash flow from operations, we have a $450 million revolving credit agreement that expires in 2001 and provides for variable rates of interest based on customary indices. The credit agreement is available for acquisitions and general corporate purposes. It contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. At June 30, 1997, $240 million was outstanding under this agreement. At July 31, 1997, $390 million was outstanding under this agreement. We may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future.

In addition to the amount outstanding under the revolving credit agreement, we had short-term notes payable of $53.2 million at June 30, 1997.

In June 1996, we filed a registration statement with the Securities and Exchange Commission for 4.4 million shares of common stock to be offered from time to time in connection with future acquisitions. As of June 30, 1997, 3.9 million shares remained unissued under this registration statement.

Net cash provided by operations in the first six months of 1997 was $50.7 million. This was the result of $42.3 million of net income, depreciation and amortization, and other noncash items, and an $8.3 million decrease in working capital. Net cash used for investment in the first six months of 1997 was $142.5 million, which included $30.3 million of expenditures for property and equipment, and $99.7 million for acquisitions. Net cash provided by financing was $116.6 million for the first six months of 1997, resulting primarily from borrowings we made to fund acquisitions.

Net cash provided by operations in the first six months of 1996 was $26.5 million. This was primarily the result of $42.9 million of net income, depreciation and amortization, and other noncash items, offset by a $16.4 million increase in working capital. Net cash used for investment in the first six months of 1996 was $156.4 million, which included $20.0 million of expenditures for property and equipment, and $130.9 million for acquisitions. Net cash provided by financing was $124.9 million for the first six months of 1996, resulting primarily from borrowings we made to fund acquisitions.

The majority of our 1997 and 1996 acquisitions have been completed for cash, resulting in higher outstanding balances under our credit agreement and short-term borrowing capacity. The increase in borrowings has caused interest expense to increase for the first six months of 1997 compared to the same period of 1996.

Effects of Fluctuations in Foreign Currency Exchange Rates

Our operations in Australia, Canada, France, Germany, and the United Kingdom are denominated in currencies other than U.S. dollars. Each of our operations conducts substantially all of its business in its local currency with minimal cross-border product movement. As a result, these operations are not subject to material operational risks associated with fluctuations in exchange rates. Furthermore, our results of operations were not materially impacted by the translation of our other operations' currencies into U.S. dollars. Because we intend to expand the size and scope of our international operations, this exposure to fluctuations in exchange rates may increase. Accordingly, no assurance can be given that our future results of operations will not be adversely affected by fluctuations in foreign currency exchange rates. Although we currently do not engage in any foreign currency hedging activities, we may consider doing so in the future. Such future hedges would be intended to minimize the effects of foreign exchange rate fluctuations on our investment and would not be done for speculative purposes.

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

Our gross margins and operating expense ratios vary among our product categories, distribution channels, and geographic locations. As a result, we expect fluctuations in these ratios as our sales mix evolves over time.

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

Risk Factors Associated With Forward Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward looking statements" which involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, the timing and amount of any paper price recovery; continued same-location sales growth; the changing mix of products sold to our customers; the pace and success of our acquisition program; the success of cost structure improvements; the success of new product line introductions; the uncertainties of expansion into international markets, including currency exchange rates, legal and regulatory requirements, and other factors; and competitive and general economic conditions.







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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on April 22, 1997. A total of 62,888,440 shares of common stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 61,575,576 shares were represented at the meeting and 1,312,864 shares were not voted.

Shareholders cast votes for the election of the following directors whose terms expire in 2000:

                                     In Favor        Withheld
James G. Connelly III               60,628,630        946,946
Peter G. Danis Jr.                  60,609,786        965,790

Continuing in office are Theodore Crumley and A. William
Reynolds, whose terms expire in 1999, and John B. Carley and George J. Harad, whose terms expire in 1998.

The shareholders also ratified the appointment of Arthur Andersen
LLP, as the Company's independent auditors for the year 1997 with votes cast 61,457,040 for, 63,121 against, and 55,415 abstained.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits.

           Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

      (b) No Form 8-K's were filed during the quarter covered by this report. However, we did file an 8-K on July 17, 1997, related to our acquisition of JPG.

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

                                    BOISE CASCADE
                                    OFFICE PRODUCTS CORPORATION

   As Duly Authorized Officer and
   Chief Accounting Officer:        /s/Darrell R. Elfeldt
                                    Darrell R. Elfeldt
                                    Vice President and Controller

Date:  August 12, 1997

                  BOISE CASCADE OFFICE PRODUCTS CORPORATION
                              INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                      for the Quarter Ended June 30, 1997

Number      Description                                      Page
 4          Credit Agreement dated June 26, 1997

11          Computation of Per Share Earnings

27          Financial Data Schedule