Form 10-Q
period 1997-09-30
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1997-11-12
CIK 938839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                F O R M  10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                   Shares Outstanding
         Class                                    as of October 31, 1997
Common Stock, $.01 par value                           65,586,125


                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
             (expressed in thousands, except share information)
                                (unaudited)


                                  Three Months Ended September 30
                                       1997              1996

Net sales                           $ 679,877          $506,694
Cost of sales, including purchases
   from Boise Cascade Corporation
   of $57,231 and $49,285             509,557           379,193
                                    __________        __________
Gross profit                          170,320           127,501
                                    __________        __________

Selling and warehouse operating
   expense                            127,373            94,515
Corporate general and administrative
   expense, including amounts paid to
   Boise Cascade Corporation of $653
   and $564                            11,307             9,097
Goodwill amortization                   3,159             1,757
                                    __________        __________
                                      141,839           105,369
                                    __________        __________
Income from operations                 28,481            22,132
                                    __________        __________
Interest expense                        6,749             2,126
Other income (expense), net               257              (142)
                                    __________        __________
Income before income taxes             21,989            19,864
Income tax expense                      9,457             8,144
                                    __________        __________
Net income                          $  12,532          $ 11,720



Average shares outstanding         63,086,894        62,449,765



Earnings per share                  $     .20           $   .19






The accompanying notes are an integral part of these Financial Statements.






          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
             (expressed in thousands, except share information)
                               (unaudited)


                                    Nine Months Ended September 30
                                        1997             1996

Net sales                           $ 1,878,218       $1,428,884
Cost of sales, including purchases
   from Boise Cascade Corporation
   of $163,437 and $137,015           1,408,311        1,055,148
                                     ___________      ___________
Gross profit                            469,907          373,736
                                     ___________      ___________
Selling and warehouse operating
   expense                              351,352          270,525
Corporate general and administrative
   expense, including amounts paid
   to Boise Cascade Corporation of
   $1,947 and $1,780                     29,886           23,723
Goodwill amortization                     7,686            4,815
                                     ___________      ___________
                                        388,924          299,063
                                     ___________      ___________
Income from operations                   80,983           74,673
                                     ___________      ___________
Interest expense                         13,895            5,290
Other income (expense), net                 390             (100)
                                     ___________      ___________
Income before income taxes               67,478           69,283
Income tax expense                       28,325           28,406
                                     ___________      ___________
Net income                           $   39,153       $   40,877



Average shares outstanding           62,951,608       62,372,100



Earnings per share                   $      .62        $     .66






The accompanying notes are an integral part of these Financial Statements.






          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
                           (expressed in thousands)


                                             (unaudited)
                                             September 30       December 31
ASSETS                                    1997         1996         1996

Current
  Cash and short-term investments     $   12,598   $   9,281    $   12,762
  Receivables, less allowances
    of $7,055, $4,125, and $3,887        374,484     258,740       285,337
  Inventories                            186,571     137,537       171,748
  Deferred income tax benefits            13,995       7,257        13,963
  Other                                   24,994      16,537        15,378
                                      ___________  __________    __________
                                         612,642     429,352       499,188
                                      ___________  __________    __________

Property
  Land                                    27,900      13,488        13,488
  Buildings and improvements             111,981      72,091        72,917
  Furniture and equipment                180,154     121,556       137,137
  Accumulated depreciation              (129,447)    (85,791)      (90,980)
                                      ___________  __________    __________
                                         190,588     121,344       132,562
                                      ___________  __________    __________
Goodwill, net of amortization
    of $20,450, $10,172, and $13,138     433,497     221,266       261,706
Other assets                              24,804       9,614        11,906
                                      ___________  __________    __________
Total assets                          $1,261,531   $ 781,576     $ 905,362



The accompanying notes are an integral part of these Financial Statements.























          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
             (expressed in thousands, except share information)

                                             (unaudited)
                                           September 30       December 31
LIABILITIES AND SHAREHOLDERS' EQUITY     1997         1996        1996

Current
  Notes payable                       $    1,200   $  37,300   $  36,700
  Current portion of long-term debt        2,997         203         180
  Accounts payable
    Trade and other                      235,880     160,841     185,370
    Boise Cascade Corporation             34,530      24,399      21,926
                                      ___________  __________  __________
                                         270,410     185,240     207,296
                                      ___________  __________  __________
  Accrued liabilities
    Compensation and benefits             30,496      22,068      31,120
    Income taxes payable                   4,662       2,084       7,100
    Taxes, other than income              15,821       8,845       8,351
    Other                                 39,896      24,988      39,800
                                      ___________  __________  __________
                                          90,875      57,985      86,371
                                      ___________  __________  __________
                                         365,482     280,728     330,547
                                      ___________  __________  __________
Other
  Deferred income taxes                      371       1,279       4,470
  Long-term debt, less current portion   366,731      95,053     140,024
  Other                                   36,043      20,202      25,536
                                      ___________  __________  __________
                                         403,145     116,534     170,030
                                      ___________  __________  __________
Shareholders' equity
  Common stock, $.01 par value,
    200,000,000 shares authorized;
    65,586,125, 62,469,703, and
    62,750,318 shares issued and
    outstanding at each period               656         625         628
  Additional paid-in capital             356,565     299,097     304,134
  Retained earnings                      135,683      84,592     100,023
                                      ___________  __________  __________
    Total shareholders' equity           492,904     384,314     404,785
                                      ___________  __________  __________
Total liabilities and
  shareholders' equity                $1,261,531   $ 781,576   $ 905,362






The accompanying notes are an integral part of these Financial Statements.







          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                           (expressed in thousands)
                                  (unaudited)

                                              Nine Months Ended September 30
                                                     1997          1996

Cash provided by (used for) operations
  Net income                                      $  39,153     $  40,877
  Items in income not using (providing) cash
    Depreciation and amortization                    29,291        18,861
    Deferred income taxes                            (1,754)        1,290
  Receivables                                       (14,933)      (24,585)
  Inventories                                         9,743         3,064
  Other current assets                               (7,614)        2,546
  Accounts payable and accrued liabilities           28,675         8,821
  Current and deferred income taxes                  (7,430)       (5,199)
                                                  __________    __________
    Cash provided by operations                      75,131        45,675
                                                  __________    __________

Cash used for investment
  Expenditures for property and equipment           (44,182)      (26,332)
  Acquisitions                                     (243,984)     (145,068)
  Other, net                                        (20,504)      (12,189)
                                                  __________    __________
    Cash used for investment                       (308,670)     (183,589)
                                                  __________    __________

Cash provided by (used for) financing
  Additions to long-term debt                       219,999        95,000
  Notes payable                                     (35,500)       37,300
  Sale of stock                                      48,463             -
  Other, net                                            413           813
                                                  __________    __________
    Cash provided by financing                      233,375       133,113
                                                  __________    __________

Decrease in cash and
   short-term investments                              (164)       (4,801)
Balance at beginning of the period                   12,762        14,082
                                                  __________    __________
Balance at September 30                           $  12,598     $   9,281







The accompanying notes are an integral part of these Financial Statements.





   BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS
                           (unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION. Boise Cascade Office Products Corporation (together with its subsidiaries, "the Company" or "we"), headquartered in Itasca, Illinois, is one of the world's premier business-to-business distributors of products for the office through its contract stationer business, as well as through its direct marketing channel. At September 30, 1997, Boise Cascade Corporation owned approximately 81% of our outstanding common stock.

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

(2) EARNINGS PER SHARE. Earnings per share of $.20 and $.19 for the three months ended September 30, 1997 and 1996, and $.62 and $.66 for the nine months ended September 30, 1997 and 1996, are based upon the average number of common shares outstanding including common shares issued to effect acquisitions made by the Company and shares issued as a result of stock options exercised. Earnings per share is computed independently for each period. As a result, the total of the per share results for the first three quarters of 1997 does not equal the per share results for the nine months ended September 30, 1997.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which will be implemented in the fourth quarter of 1997. The statement will have no significant impact on previously reported earnings per share, which will be renamed basic earnings per share.

(3) COMMON STOCK. On September 25, 1997, we issued 2,250,000 shares of common stock at $21.55 per share to Boise Cascade Corporation.

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

     At September 30, 1997, borrowing under the revolving credit agreement was $360 million.

     In addition to the amount outstanding under the revolving credit agreement, we had $1.2 million of short-term notes payable at September 30, 1997. The maximum amount of short-term notes payable during the three and nine months ended September 30, 1997, was $77.4 million. The average amounts of short-term notes payable during the three and nine months ended September 30, 1997, were $42.6 million and $39.5 million. The weighted average interest rate for these borrowings was 5.8% for both periods.

(5) TAXES. The estimated tax provision rate for the first nine months of 1997 was 42.0%, compared with a tax provision rate of 41.0% for the same period in the prior year. The increase is primarily due to increased foreign income, including nondeductible goodwill, taxed at a higher rate.

(6) ACQUISITIONS. During the first nine months of 1997 we completed seven acquisitions, and during the first nine months of 1996 we completed nine acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

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

     On July 7, 1997, we acquired 100% of the shares of Jean-Paul Guisset S.A. ("JPG"), a French corporation. JPG is a direct marketer of office products in France. The negotiated purchase price was FF850.0 million (US$144.0 million) plus a price supplement payable in the year 2000, if certain earnings and sales growth targets are reached. No liability has been recorded for the price supplement as the amount of payment, if any, is not assured beyond a reasonable doubt. Approximately FF128.5 million (US$20.5 million) was repatriated to the Company from JPG during the third quarter of 1997. In addition to the cash paid, we recorded
     $5.8 million of acquisition liabilities and assumed $10.1 million of long-term debt. The acquisition was funded by cash flow from operations and borrowings under our revolving credit agreement.

     On February 5, 1996, we completed the acquisition of 100% of the shares of Grand & Toy Limited ("Grand & Toy") from Cara Operations Limited (Toronto). On January 31, February 9, March 29, April 26, May 31,
     July 1, and July 31, 1996, we acquired businesses in New Mexico, Maine, Vermont, Wisconsin, Washington, Michigan, Australia, and Oklahoma City for cash of $145.1 million, $1.7 million of our common stock, and the recording of $20.6 million of acquisition liabilities.

     Unaudited pro forma results of operations reflecting the acquisitions would have been as follows. If the 1997 acquisitions had occurred January 1, 1997, sales for the first nine months of 1997 would have increased to $2.0 billion, net income would have decreased to $38.3 million, and earnings per share would have decreased to $.61. If the 1997 and 1996 acquisitions had occurred January 1, 1996, sales for the first nine months of 1996 would have increased to $1.7 billion, net income would have decreased to $40.2 million, and earnings per share would have decreased to $.65. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Three Months Ended September 30, 1997, Compared with Three Months Ended September 30, 1996

Results of Operations

Net sales in the third quarter of 1997 increased 34% to $679.9 million, compared with $506.7 million in the third quarter of 1996. The growth in sales resulted primarily from acquisitions, new account development, and product line extensions. Third quarter 1997 sales growth was constrained due to the United Parcel Service ("UPS") strike, particularly in our domestic direct marketing channel. Same-location sales increased 15% in the third quarter of 1997, compared with sales in the third quarter of 1996. Excluding our domestic direct marketing channel and holding paper prices constant, our same-location sales growth would have been 20%.

Cost of sales, which includes the cost of merchandise sold and delivery and occupancy costs, increased to $509.6 million in the third quarter of 1997, which was 74.9% of net sales. This compares with $379.2 million reported in the same period of the prior year, which represented 74.8% of net sales. Gross profit as a percentage of net sales was 25.1% and 25.2% for the third quarters of 1997 and 1996. The decrease in the third quarter of 1997 was primarily because of competitive pressures on gross profit.

Operating expense was 20.9% of net sales in the third quarter of 1997, compared with 20.8% in the third quarter of 1996. Within the operating expense category, selling and warehouse operating expense was 18.7% of net sales in the third quarters of 1997 and 1996. Corporate general and administrative expense was 1.7% of net sales in the third quarter of 1997, compared with 1.8% in 1996. Goodwill amortization increased to $3.2 million in the third quarter of 1997, compared with $1.8 million in the third quarter of 1996. The increase in goodwill amortization was the result of recording goodwill arising from our acquisitions.

Income from operations in the third quarter of 1997 increased to $28.5 million, or 4.2% of net sales, compared to our third quarter 1996 operating income of $22.1 million, or 4.4% of net sales.

Interest expense was $6.7 million in the third quarter of 1997, compared with $2.1 million in the third quarter of 1996. The increase in interest expense resulted from debt incurred in conjunction with our acquisition and capital spending programs.

Net income in the third quarter of 1997 increased to $12.5 million, or 1.8% of net sales, compared with $11.7 million, or 2.3% of net sales in the same period of the prior year.

Nine Months Ended September 30, 1997, Compared with Nine Months
Ended September 30, 1996

Net sales for the nine months ended September 30, 1997, increased
31% to $1.9 billion, compared with $1.4 billion a year ago. Same-location sales increased 14% year to year. Holding paper prices constant, same-location sales grew 19%.

Cost of sales, which includes the cost of merchandise sold and delivery and occupancy costs, increased to $1.4 billion for the nine months ended September 30, 1997, which was 75.0% of net sales. This compares with $1.1 billion reported in the same period of the prior year, which represented 73.8% of net sales. Gross profit as a percentage of net sales was 25.0% and 26.2% for the first nine months of 1997 and 1996. Sales growth in technology-related products and competitive pressures on gross profits contributed to the lower gross profit level in the first nine months of 1997.

Operating expense was 20.7% of net sales for the first nine months of 1997, compared with 20.9% in the same period of the prior year. This decrease resulted, in part, from our changing sales mix described above and expense leveraging as, for example, our central procurement and integrated distribution programs ramp up. Within the operating expense category, selling and warehouse operating expense was 18.7% of net sales for the first nine months of 1997, compared with 18.9% in 1996. Corporate general and administrative expense was 1.6% of net sales for the first nine months of 1997 compared with 1.7% in 1996. Goodwill amortization increased to $7.7 million for the first nine months of 1997, compared with $4.8 million in 1996. The increase in goodwill amortization was the result of recording goodwill arising from our acquisitions.

Income from operations for the first nine months of 1997 was $81.0 million, or 4.3% of net sales, compared to 1996 operating income of $74.7 million, or 5.2% of net sales.

Interest expense was $13.9 million for the first nine months of 1997, compared with $5.3 million in 1996. The increase in interest expense resulted from debt incurred in conjunction with our acquisition and capital spending programs.

Net income for the first nine months of 1997 decreased to $39.2 million, or 2.1% of net sales, compared with $40.9 million, or 2.9% of net sales, in the same period of the prior year.




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

To finance our capital requirements, we expect to rely upon funds from a combination of sources. In addition to cash flow from operations, we have a $450 million revolving credit agreement that expires in 2001 and provides for variable rates of interest based on customary indices. The credit agreement is available for acquisitions and general corporate purposes. It contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. At September 30, 1997, $360 million was outstanding under this agreement. We may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future.

In addition to the amount outstanding under the revolving credit agreement, we had short-term notes payable of $1.2 million at September 30, 1997. The maximum amount of short-term notes payable during the three and nine months ended September 30, 1997, was $77.4 million. The average amounts of short-term notes payable during the three and nine months ended September 30, 1997, were $42.6 million and $39.5 million. The weighted average interest rate for these borrowings was 5.8% for both periods.

In June 1996, we filed a registration statement with the Securities and Exchange Commission for 4.4 million shares of common stock to be offered from time to time in connection with future acquisitions. As of September 30, 1997, 3.5 million shares remained unissued under this registration statement.

On September 25, 1997, we issued 2.25 million shares of common stock at $21.55 per share to Boise Cascade Corporation for total proceeds of $48.5 million.

Net cash provided by operations in the first nine months of 1997 was $75.1 million. This was the result of $66.7 million of net income, depreciation and amortization, and other noncash items, and an $8.4 million decrease in working capital. Net cash used for investment in the first nine months of 1997 was $308.7 million, which included $44.2 million of expenditures for property and equipment, and $244.0 million for acquisitions. Net cash provided by financing was $233.4 million for the first nine months of 1997, resulting primarily from borrowings we made to fund acquisitions and from proceeds received from the issuance of our common stock.

Net cash provided by operations in the first nine months of 1996 was $45.7 million. This was primarily the result of $61.0 million of net income, depreciation and amortization, and other noncash items, offset by a $15.4 million increase in working capital. Net cash used for investment in the first nine months of 1996 was $183.6 million, which included $26.3 million of expenditures for property and equipment, and $145.1 million for acquisitions. Net cash provided by financing was $133.1 million for the first nine months of 1996, resulting primarily from borrowings we made to fund acquisitions.

The majority of our 1997 and 1996 acquisitions have been completed for cash, resulting in higher outstanding balances under our credit agreement and short-term borrowing capacity. The increase in borrowings has caused interest expense to increase for the first nine months of 1997 compared to the same period of 1996.

Effects of Fluctuations in Foreign Currency Exchange Rates

Our operations in Australia, Canada, France, Germany, and the United Kingdom are denominated in currencies other than U.S. dollars. Each of our operations conducts substantially all of its business in its local currency with minimal cross-border product movement. As a result, these operations are not subject to material operational risks associated with fluctuations in exchange rates. Furthermore, our results of operations were not materially impacted by the translation of our other operations' currencies into U.S. dollars. Because we intend to expand the size and scope of our international operations, this exposure to fluctuations in exchange rates may increase. Accordingly, no assurance can be given that our future results of operations will not be adversely affected by fluctuations in foreign currency exchange rates. Although we currently are not engaged in any foreign currency hedging activities, we may consider doing so in the future. Such future hedges would be intended to minimize the effects of foreign exchange rate fluctuations on our investment and would not be done for speculative purposes.

New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which will be implemented in the fourth quarter of 1997. The statement will have no significant impact on previously reported earnings per share, which will be renamed basic earnings per share.

Year 2000 Computer Issue

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

We utilize software and related computer technologies that will be affected by this issue. We are currently implementing, or have plans to implement, several computer system replacements or upgrades before the year 2000. These new computer systems will be year 2000 compliant. We are reviewing what actions will be necessary to make our remaining computer systems year 2000 compliant. The expense associated with these actions has not been determined, but is not expected to be material to the Company.

Business Outlook

We expect our cross-selling efforts in furniture, computer-related consumables, promotional products, and office papers to result in additional sales to our existing customers. We also expect to grow sales by developing business with new customers. The pace of our revenue growth will partially depend on the success of these initiatives. It will also depend, in part, on our plans to make further acquisitions in the U.S. and internationally. Our level of future acquisition activity will reflect the extent of economically acceptable opportunities available to us.

Our gross margins and operating expense ratios vary among our product categories, distribution channels, and geographic locations. As a result, we expect fluctuations in these ratios as our sales mix evolves over time.

Office papers and converted paper products represent a significant portion of our sales. Reductions in the cost and selling price of paper, compared to the same quarter last year, impacted our sales growth, gross margins, and operating expense leverage in the current quarter. It is unclear to what extent or when prices might significantly rise or fall and what favorable or adverse impact those changes might have on our future financial results.

Risk Factors Associated With Forward Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward looking statements" which involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, continued same-location sales growth; the timing and amount of paper price recovery; the changing mix of products sold to our customers; the pace and success of our acquisition program; the success of cost structure improvements; the success of new product line introductions; the uncertainties of expansion into international markets, including currency exchange rates, legal and regulatory requirements, and other factors; and competitive and general economic conditions.










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

      (b)  Reports on Form 8-K

           On July 17, 1997, we filed a Form 8-K with the Securities and Exchange Commission to report our acquisition of Jean-Paul Guisset S.A. ("JPG"), a direct marketer of office products in France.

           On September 26, 1997, we filed a Form 8-K with the Securities and Exchange Commission to report our issuance of 2,250,000 shares of common stock at $21.55 per share to Boise Cascade Corporation.




















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

                                    BOISE CASCADE
                                    OFFICE PRODUCTS CORPORATION

   As Duly Authorized Officer and
   Chief Accounting Officer:        /s/Darrell R. Elfeldt
                                    Darrell R. Elfeldt
                                    Vice President and Controller

Date:   November 12, 1997














































                  BOISE CASCADE OFFICE PRODUCTS CORPORATION
                              INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                   for the Quarter Ended September 30, 1997

Number      Description                                      Page
11          Computation of Per Share Earnings

27          Financial Data Schedule