Form 10-K
period 1997-12-31
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1998-03-18
CIK 938839

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997



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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on February 27, 1998: $221,284,302.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Shares Outstanding
             Class                         as of February 27, 1998
             -----                         -----------------------
Common Stock, $.01 par value                       65,649,758


                     DOCUMENTS INCORPORATED BY REFERENCE

1.   The registrant's annual report for the fiscal year ended December
     31, 1997, portions of which are incorporated by reference into Parts I, II, III, and IV of this Form 10-K, and

2. Portions of the registrant's proxy statement relating to its 1998 annual meeting of shareholders to be held on April 21, 1998, are incorporated by reference into Part III of this Form 10-K ("the Company's proxy statement").

                  BOISE CASCADE OFFICE PRODUCTS CORPORATION

                              TABLE OF CONTENTS


                                   PART I


Item                                                                   Page
----                                                                   ----
  1.  Business ........................................................  3

  2.  Properties ...................................................... 15

  3.  Legal Proceedings ............................................... 16

  4.  Submission of Matters to a Vote of Security Holders ............. 16


                                      PART II
  5.  Market for Registrant's Common Equity and Related Stockholder
      Matters ......................................................... 16

  6.  Selected Financial Data ......................................... 17


  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations ........................................... 18

 7A.  Quantitative and Qualitative Disclosures About Market Risk ...... 18

  8.  Financial Statements and Supplementary Data ..................... 18

  9.  Changes in and Disagreements With Accountants on Accounting and
      Financial Disclosure ............................................ 18


                                  PART III
 10.  Directors and Executive Officers of the Registrant .............. 19

 11.  Executive Compensation .......................................... 21

 12.  Security Ownership of Certain Beneficial Owners and
      Management ...................................................... 21

 13.  Certain Relationships and Related Transactions .................. 22


                                   PART IV
 14.  Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K ........................................................ 22

This Form 10-K contains "forward-looking statements" that involve uncertainties and risks. When used in this document, the words "believe," "intend," "expect," "plan," and similar expressions are intended to identify forward-looking statements. There can be no assurance that actual results will not differ from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, among others: the success of new initiatives; the pace of acquisitions; the availability of financing for future acquisitions; the mix of our sales by product category and country; the integration of acquired companies; the effect of continued competitive pressure on pricing and margins; the pace of cost structure improvements; the effects of the paper cycle; the capabilities of operating and computer systems; and the uncertainties of expansion into international markets, including currency exchange rates, legal and regulatory requirements, and other factors.

                                   PART I

ITEM 1.  BUSINESS

OVERVIEW

Boise Cascade Office Products Corporation ("BCOP" and together with its subsidiaries, the "Company" or "we") is one of the world's premier business-to-business distributors of products for the office. We sell a broad line of branded and private label office supplies, furniture, paper, computer-related items, and promotional products. We purchase most of our products directly from manufacturers and distribute them directly to end-user customers.

Throughout our 34-year history, our primary marketing focus has been and remains business customers. For much of that time, we concentrated on serving the commodity office supply needs of large businesses in the United States. More recently, we have broadened our marketing focus to include small and medium-sized businesses and home offices, expanded our array of products and services, and entered the office products distribution markets in Australia, Canada, France, Germany, Spain, and the United Kingdom.

Our Customers. We market our products and services to large business customers, including our national account customers in the U.S., through our direct sales force, our annual full-line catalog (including a CD-ROM version), our Internet-based ordering system ("I-97"), and a variety of specialized catalogs. This is traditionally referred to as the contract stationer channel.

We serve small business and home office customers through the direct marketing channel using targeted catalogs supported by sophisticated database marketing programs and regional call centers to sell our products. We market to medium-sized business customers using service elements of both channels, depending upon specific customer needs. In 1997, approximately 85% of our total sales were derived from the contract stationer channel and approximately 15% from the direct marketing channel.

Geographic Expansion. Until the beginning of 1996, we operated only in the U.S., where we are a premier distributor of office products. Since the beginning of 1996, we have expanded into Australia, Canada (under the name Grand & Toy), France (under the names JPG and Boise Cascade Office Products France), Germany (under the name Buro + Technik), Spain (under the name Sistemas Kalamazoo), and the United Kingdom (under the names Neat Ideas and Boise Cascade Office Products UK). We also operate office products retail stores in Canada to support Grand & Toy's service to its business customers. In 1997, foreign operations accounted for approximately 20% of our total net sales and approximately 19% of our total operating income. We expect our international operations to become increasingly important in 1998 and in future years. For financial information about our foreign operations, see Note 1, "Organization and Basis of Presentation," of the Notes to Financial Statements in our 1997 Annual Report, which is incorporated by reference.

Our integrated network of 49 distribution centers in the U.S. enables us to provide consistent products, prices, and service to our national account customers. It also enables us to provide next-day delivery of virtually all orders to our large business customers and approximately 75% of orders to our small and medium-sized customers. In Canada we have a national network of nine distribution centers. In Australia we have a national network of eight distribution centers. In the U.K. and western Europe we have six distribution centers which will form the nucleus of our network in Europe.

THE OFFICE PRODUCTS DISTRIBUTION INDUSTRY

United States. The office products distribution industry in the U.S. has consolidated rapidly and is undergoing other significant changes. The industry consists of companies that operate in one or more of three broad channels for the marketing and distribution of office products to end-users. Business customers have the opportunity to purchase office products through any of the channels.

     The contract stationer channel. Contract stationers typically serve large and medium-sized business customers by marketing to them through both product catalogs and sales forces, stocking products in distribution centers, and delivering orders to customers the next business day. Orders are received electronically, by telephone or fax, or are taken by a salesperson on the customer's premises. Contract stationers typically enter into contracts with their customers that specify prices for items the customers may order, services to be provided, and other terms. Major contract stationers purchase directly from manufacturers, rely upon wholesaler intermediaries only to a limited extent for inventory backup and increased product breadth, and offer significant volume-related discounts and a high level of service to their customers. Historically, contract stationers operated in only one or a very few major metropolitan areas. We have been a significant exception for many years. In recent years, principally as a result of consolidation by acquisition, several other major contract stationers have emerged, each of which operates in a number of major metropolitan areas and, in some cases, nationally.

     The direct marketing channel. Direct marketers of office products typically target small and medium-sized business customers and home offices. While their procurement and order fulfillment functions are similar to contract stationers, direct marketers rely exclusively on catalogs and other database marketing programs, rather than direct sales forces, to sell their product offerings. Their marketing is based upon large, proprietary customer databases and sophisticated circulation strategies designed to increase sales from catalog mailings to customers and prospects. In addition to a few large direct marketing companies which primarily distribute office products, several of the major contract stationers and office products retailers now employ direct marketing techniques to expand their customer bases. We first entered this channel with our 1994 acquisition of the direct marketing operations of The Reliable Corporation ("Reliable"), which at that time was the third largest direct marketing distributor of office products in the United States. Since 1995, we have expanded our presence in this channel through a start-up in Canada, by acquiring direct marketing businesses in France, Spain, the United Kingdom and the U.S., and by entering into a joint venture in Germany.

     The retail channel. Office products retailers typically serve small and medium-sized businesses, home offices, and individuals. For many years, the retail channel consisted principally of a large number of independent dealers, operating only one or a few relatively small stores in a single local area and purchasing a limited inventory of office supplies from wholesalers for resale at or near manufacturers' list prices. Over the last decade, the retail channel has changed dramatically, primarily because of the emergence and rapid growth of office products superstores. The superstore concept typically involves a large suburban strip mall or stand-alone store which employs a warehouse format, is open for business seven days a week, stocks a large number and broad range of items in inventory, purchases in volume, takes delivery at the store directly from manufacturers, and offers many products at discounts from manufacturers' list prices. Every major metropolitan area in the U.S. is now served by at least one, and most are served by several, office products superstores. Our participation in this channel is extremely limited, constituting less than 3% of our sales in 1997.

The changes described above have blurred the lines between these three marketing and distribution channels and between the companies operating in these channels. Several major industry participants operate across these channels and/or serve all or a large part of the office products customer spectrum.

Significant changes are also taking place in the way business customers purchase office products. More and more large multi-site businesses, recognizing the efficiency and cost-effectiveness of uniform system-wide purchasing of their office products, are entering into national contracts with single distributors. We believe this move by customers to reduce suppliers and consolidate purchasing power is gaining momentum. In addition, some major businesses are beginning to use integrated procurement systems as they seek to satisfy not only their office products needs but also their requirements for a variety of other office-related services and supplies from a single source. Small and medium-size businesses are also focusing on ways to increase efficiency and reduce costs in meeting their requirements for office products, which has resulted in the development of sophisticated direct marketing techniques tailored to their needs.

International. The office products markets in Australia, Canada, France, Germany, Spain, and the United Kingdom are similar to the U.S. market. Some industry consolidation has occurred, to varying extents, in each country, and the channels have blurred.

BUSINESS STRATEGY

We have grown rapidly due to both acquisitions and same-location sales increases since 1993, when we sold the wholesale component of our business.
For the last three years, our year-over-year increases in net sales, sales on a same-location basis, and operating income have been as follows:

                            Year-Over-Year Growth

             Year  Net Sales  Same-Location Sales  Operating Income
             ----  ---------  -------------------  ----------------
             1997     31%            14%                  18%
             1996     51%            14%                  46%
             1995     45%            26%                  65%

We believe that the distribution of products to the office customer continues to present growth opportunities. We intend to continue exploring such opportunities through our business strategy, which includes the following elements:

     EXPAND OUR GEOGRAPHIC SCOPE

     We now have businesses in Australia, Canada, France, Germany, Spain, and the United Kingdom, as well as the United States. We intend to enter the office products distribution business in other foreign countries where practical and profitable, as well as to expand our operations in those countries where we currently operate. We expect to do this through a combination of acquisitions, joint ventures, alliances, and start-ups.

     BROADEN OUR CUSTOMER BASE

     - We plan to increase our national account business. We define a "national account" as a multi-site customer served by two or more of our distribution centers under a single contract. Large businesses with many office sites across the U.S. are increasingly seeking to reduce product and process costs by purchasing all of their office products needs from a single company with national distribution capability under one centrally-negotiated national contract.

     We believe that we currently have a competitive advantage with respect to such businesses in the U.S. because of the nationwide coverage of our integrated distribution centers. This coverage enables us to provide consistent delivery of products, prices, and service across all customer locations. A key element of our strategy is to use this advantage to expand our business with national account customers.

     We have a specialized national account marketing staff, which is dedicated to building and maintaining our business with national accounts. The amount of our sales to such customers has grown significantly, as the following table indicates:

                         U.S. National Account Sales
                         ---------------------------
                              Amount         % of Total
                  Year       (in millions)    Net Sales
                  ----       -------------   ----------
                  1997           $819           32%
                  1996           $555           28%
                  1995           $406           31%

     We are pursuing a similar national account strategy in our foreign operations, which may serve multi-national accounts as well.

     - We plan to increase our business with small and medium-sized businesses and home offices. The office products distribution market for small and medium-sized businesses and home offices is growing more rapidly than the large business customer segment. A direct sales force usually cannot serve these smaller customers cost-effectively. We believe that the direct marketing channel provides the most convenient and cost-effective way for customers in this market segment to purchase office products. An important element in our growth strategy is to expand our business with this segment of the market, in both geographic coverage and product offerings.

     Starting with our April 1994 acquisition of the office products distribution business of Reliable, we have expanded our direct marketing business, both in the U.S. and abroad. In December 1995, we acquired Neat Ideas, the United Kingdom's second largest office products direct marketer. In December 1996, we purchased Quill Corporation's Canadian customer list and began direct marketing in Canada through Grand & Toy. With the formation of our joint venture with Otto Versand in January 1997, we began direct marketing operations in Germany. In July 1997, we purchased Jean-Paul Guisset S.A. ("JPG"), France's third largest office products direct marketer, in which Otto Versand holds a minority interest. In January 1998, we expanded our product offering when we purchased the business of Fidelity Products Inc., a direct marketer of graphic arts supplies and warehouse and shipping supplies.

     As the following table indicates, our worldwide direct marketing business has grown significantly during the last three years:

                              Direct Marketing Channel
                           Sales
                  ---------------------------         Number of
                      Amount       % of Total    Active Customers (1)
            Year  (in millions)    Net Sales     (at December 31)
            ----  -------------    ------------  --------------------
            1997      $379             15%             971,000
            1996      $277             14%             573,000
            1995      $201             15%             382,000

          ____________
          (1) An "active customer" is one which has made at least one purchase during the preceding 12 months

     INCREASE SALES OF CORE PRODUCTS AND ADD NEW PRODUCTS AND SERVICES

     We plan to increase sales of certain existing product categories, such as office papers and office furniture, as well as the sales of our newest product categories, such as computer-related items and promotional products. As part of this element of our growth strategy, we offer customized procurement and product-related support services to our customers, particularly in electronic commerce. By broadening our product lines and services, we are better able to meet the needs of those customers interested in reducing their supplier base and taking advantage of "one-stop shopping." This also leverages our distribution and systems infrastructure.

     As a result of our efforts to broaden the product mix purchased by current customers, our sales of office papers, measured by volume, increased year-over-year by more than 37% in 1997 and more than 40% in 1996. Our growth strategy also targets office furniture, with the goal of increasing its sales across the system. To do this, we are using furniture sales specialists, showrooms, and targeted catalogs. U.S. contract furniture sales in 1997 increased 53% over 1996 levels.

     In response to rapid increases in our customers' needs for computer supplies, hardware, software, and peripherals, in September 1995, we acquired Word Technology Systems, Inc. ("WTS"), a distributor of computer-related products to businesses throughout the United States. In 1996, we formed an alliance with XL Connect Solutions, Inc., a technology-related service company, which enables us to provide our customers a wide range of services that complement our computer-related product offering. This past year we have continued to expand our computer consumables business by acquiring two businesses: TDI, based in Raleigh-Durham, North Carolina, and Carlyle Computer Products Ltd., a Canadian company. We now market computer-related products under the name Boise Technology from 20 of our U.S. distribution centers. Eventually, we expect to increase the number of U.S. distribution centers that carry the Boise Technology offering to 36.

     Many of our customers use promotional products, such as jackets, T-shirts, coffee mugs, and pen and pencil sets with corporate logos or unique designs, for employee recognition and incentive programs and for marketing and advertising. To bolster the range of products and related services that we offer in this large and growing category, we acquired Oregon Wholesale Novelty Company, Inc. ("OWNCO") in November 1996. In May 1997, we acquired OstermanAPI, Inc., an Ohio-based company. At that time, we formed Boise Marketing Services, Inc. ("BMSI"), a subsidiary of which we own 88%. Both OWNCO and OstermanAPI are now part of this subsidiary, and we are in the process of integrating those companies to provide an expanded range of quality promotional products and services.

     In January 1998, we entered into a co-marketing agreement with Wallace Computer Services, Inc., a custom printer and forms distributor, to create the alliance, Boise-Wallace Single SourceSM. This alliance will allow us to offer our U.S. customers single-contact access to an integrated supply system for office consumables, while ultimately reducing customer cost. Wallace is a recognized leader in forms and consumable supplies management services, as well as one of the largest manufacturers and distributors of information management products in the United States. We expect that this alliance will be the first of several such arrangements created to serve our customers' needs.

Each of the foregoing elements of our growth strategy has both an acquisition component and an internal growth component, the mix of which, for any given element in any given year, will be different because of that year's priorities, opportunities, capital availability, and other factors.

Acquisitions have been, and we expect them to continue to be, an important means by which we execute our strategy. Our acquisition decisions will be driven by our desire to provide quality service to our customers and by the availability of opportunities which suit our requirements, including profitability and ability to enhance our geographic coverage or other elements of customer service. The near-term focus of our acquisition program is to increase our presence abroad in the contract stationer channel and to broaden our product offerings in the United States. We also expect our direct marketing presence in Europe to grow through both acquisitions and internal growth initiatives. We may acquire additional contract stationers in the United States. We typically seek to retain management of each acquired business and to draw upon its specialized knowledge. In addition, we intend to integrate acquired businesses into our nationwide distribution network to the extent it is appropriate and cost-effective.

In the U.S., we have opened new distribution centers in selected metropolitan areas where we wished to establish or expand our presence but where we could not find an appropriate acquisition candidate. While a start-up typically requires a smaller initial capital investment than an acquisition, it may take two to four years to achieve profitability. We have transferred a base of business from existing distribution centers to our recent start-ups in order to speed this process. Also, within the next few years, we expect to relocate several existing distribution centers into new and larger facilities.

An aggressive acquisition and expansion program such as ours is not without risk. Competition, availability of suitable candidates, or capital availability all may affect our ability to complete targeted acquisitions. In addition, we encounter various risks associated with each acquisition which we do complete, including the possible inability to integrate the acquired business into our distribution network, increased goodwill amortization, diversion of management's attention, and unanticipated problems, costs, or liabilities, some or all of which could have a material adverse effect on our operations and financial performance. With our expansion through acquisition into foreign markets, the management and integration risks associated with our acquisitions will be greater. Additional risks arising out of our operations in foreign countries include those associated with currency exchange rates, new and different legal and regulatory requirements, and language and cultural differences.

BUSINESS MODEL

United States. Our objective is to be the preferred supplier of office products to business customers of all sizes by outperforming our competitors at all levels - to "out-national" our national competitors and "out-local" our local competitors. To achieve this, our business model is designed to take maximum advantage of both our centralized national capabilities and our local presence in major markets across the country. We manage centrally where it is efficient and cost effective to do so or where there is value to our customers in nationwide consistency, and we manage locally where it meets local market needs and opportunities or local customer requirements.

The majority of our U.S. distribution centers are linked through a common computer system with our headquarters and with our other distribution centers. This integrated distribution network enables us to provide consistent next-day delivery of virtually the entire range of products offered in our full-line catalog, at agreed-upon prices and service levels, to all of our large business customers and approximately 75% of orders to our small and medium-sized business customers throughout the country. It also facilitates the delivery of consistent products, pricing, service, and reporting to our many national account customers. In addition, it enables us to centralize certain administrative, logistical, and other management functions, thereby reducing operating costs. For example, we are able to centrally monitor inventory levels and forecast future demand for items stocked at our distribution centers. As a result, the responsibility for rebuying our most frequently ordered items is a centralized function. This has reduced our inventory restocking costs and improved our annual inventory turn rate. Since the product overlap between our contract stationer and direct marketing businesses is high, centralized rebuying for both channels has resulted in economies of scale. We plan to continue converting recently and newly acquired distribution centers to this common system.

Our merchandising activities are centralized, including product selection; catalog preparation; and vendor selection, management, and evaluation. Sales training, marketing programs, activity-based cost management programs, accounting, logistics, and human resources management are other functions that are primarily or totally managed centrally and can benefit from economies of scale as we grow. Providing responsive and cost-effective customer service is another important element of our business model, requiring an appropriate balance between centralization and local autonomy. We provide customer service at each distribution center to handle location-specific matters, and we operate centralized call centers which enter customer orders and respond to customer inquiries about product alternatives, order status, billing, and other matters. We have centralized call centers at Peru and Ottawa, Illinois, and Bristol, Virginia, to handle inbound orders and inquiries for our contract stationer and direct marketing customers. Our integrated computer system enables us to organize certain customer support functions in a centralized, cost-effective manner without compromising customer focus.

A substantial part of our internal capital spending is directed toward making our operations more efficient and cost effective. In addition to seeking to improve the efficiency of our individual distribution centers, our logistics experts focus on the efficiency of our distribution network as a whole in each of the countries where we operate. Stocking strategies, distribution center configurations, and delivery methods are all being designed to serve customers better while minimizing our investment and controlling our operating costs. In the U.S., we continue to consolidate the order fulfillment operations of our direct marketing business with those of our contract stationer business. We have an intercompany agreement under which BCOP fills orders for Reliable's customers from eight of BCOP's distribution centers. Eventually, we expect to use approximately 15 of BCOP's distribution centers to fill orders for Reliable's direct marketing customers in the United States. Our steps to date have increased the next-day delivery coverage of Reliable's direct marketing operations and have reduced our overall occupancy and delivery costs (as a percentage of sales).

We believe that a local distribution center presence is important to many of our customers and can provide a competitive advantage within a specific metropolitan area. While national accounts are coordinated centrally, our sales force is distributed across our national network and supervised locally. Each distribution center is a profit center. Its general manager is responsible for local account targeting, pricing, and servicing; distribution center productivity; sales management; and location-specific or customer-specific products and services, alliances, and promotions. In each local market, our business model draws on the local market knowledge of our management team and sales representatives to develop and offer customized services-from stocking customer-unique products to special reporting and delivery services.

Our business model is data intensive. Through our activity-based cost management system ("ABCM"), we measure our costs by activity, and then by customer and by product. ABCM facilitates cost comparisons across all distribution centers so that "best practices" can be identified at one location and replicated at all locations where appropriate. The ABCM system enables us to directly attribute over 90% of our actual costs to specific customer-related activities. We also measure on an ongoing basis on-time delivery, order accuracy and completeness, supplier performance by location, customer satisfaction, associate satisfaction, and key process stability and capability. We believe that these measurement systems, including ABCM, provide us with a competitive advantage.

International. In each of the foreign countries where we have an extensive system of distribution centers, currently Australia and Canada, we plan to apply the major elements of our domestic business model: to link each of the facilities via computer, offer similar products across the entire system, serve the full range of customers from each facility, and centralize a variety of functions where it is efficient and cost effective to do so, while performing certain other functions locally. As part of our movement toward these goals in Canada, we have begun construction on a new and more efficient distribution facility for Toronto, Ontario.

PRODUCTS

Our net sales by product category through all distribution channels, expressed as a percentage of our total net sales, during each of the last three years were as follows:

                                     Year Ended December 31
                                    ------------------------
                                       1997         1996      1995
                                       ----         ----      ----
           Office Supplies (2)          77%          84%       80%
           Office Furniture (3)         13%           8%        9%
           Other Products (4)           10%           8%       11%
                                       ----         ----      ----
                                       100%         100%      100%
                                       ====         ====      ====

           _______________________
           (2) Includes, among many other products, pens, staples, file folders, binders, office papers, envelopes, tablets, calculators, and computer-related products
           (3) Includes desks, chairs, file cabinets, computer stations, and furniture accessories
           (4) Includes lunchroom supplies, janitorial supplies, and special items, including promotional products

SALES AND MARKETING

Electronic Commerce. As part of our overall program of providing expanded opportunities for electronic data interchange with our large business customers, we developed and offer a CD-ROM version of our annual full-line catalog. Interactive features of the CD-ROM catalog provide customers, by computer, the same information on each item as the printed version of the catalog provides. The features also permit a customer to view complementary items, see prices specific to that customer, and order electronically.

We also developed and offer I-97, an Internet-based ordering system that allows customers to order our compete range of products "on-line." I-97 provides customers with customized levels of security and authorizations to ensure that each order has the proper approval. Features of I-97 include multi-tiered approvals, user-customized security, credit card capabilities, a variety of viewing options, and true electronic data interchange ("EDI") capabilities. To use I-97, customers only need access to the Internet and browser software.

EDI between our mainframe computer and our customers' systems, local-area-network-based electronic commerce systems, and the systems mentioned above accounted for approximately 18% of our inbound order volume in 1997.

OPERATIONS

Logistics and systems support. Advanced information technology is critical in a nationwide distribution business involving thousands of different items under tight time constraints. We were a pioneer in our industry in the use of computer systems to facilitate this process. We have developed and use customized software applications to carry out or assist in performing a great variety of business functions, including, among other things: order entry; order processing; receiving, storing, and "picking" inventory; routing delivery vehicles; measuring productivity and transaction quality; generating customized reports; preparing accounting statements; and tracking product and customer data.

To provide additional system flexibility and capacity, we are converting part of our principal computer network in the U.S. from a mainframe to a distributed system. The system employs a new software applications package developed by and licensed from an outside contractor which specializes in distribution companies. The software is a combination of pre-existing modules and custom applications developed specifically for us and tailored to our needs.

Order entry. We offer a wide range of order entry options to our large business customers. Customers wishing to place an order with us in the U.S. may (1) give the order in person to a sales associate; (2) convey the order by telephone or facsimile transmission either to a customer service representative at a local distribution center or, using a toll-free number, to a representative at a central customer service facility; or (3) enter the order by using a personal computer or other computer interface, including on-line ordering using I-97.

Ease in ordering is also a key component of customer service in our direct marketing operations. To facilitate order placement and entry, we maintain a 24-hour, seven-day-a-week, toll-free number for ordering by telephone or fax. These lines are linked to our central order reception and customer service centers in Illinois, where customer service associates receive orders and enter them into a computerized order processing system. A credit check is performed electronically and, if credit is approved, each order is transmitted to the appropriate distribution center based on a pre-programmed ordering system which uses customer zip codes and other factors to assure rapid fulfillment and delivery.

Stocking, order fulfillment, and delivery. Our distribution centers receive and store inventory and fill customer orders. Most of our distribution centers regularly stock all of the core items offered in our full-line catalog. Our stocking strategy at each distribution center is designed to ensure our ability to provide delivery of all catalog items at the lowest cost on a next-day basis to large business customers and on a next- or second-day basis to our other customers. Our stocking strategy reflects a rigorously analyzed economic tradeoff between carrying a particular item in inventory at a particular distribution center or sourcing it from a nearby distribution center or wholesaler.

Orders received during the day are picked, packed, and assembled using a variety of automated equipment. This is performed at the appropriate distribution center for delivery the following day to customers within the next-day service area for that center. Depending on population density and other logistical factors, the next-day service area of a given distribution center can cover up to a 400-mile radius from the distribution center. Based on an optimized route structure allowing us to schedule specific vehicles and delivery times, our software can determine the optimal sequence in which orders are to be loaded into delivery vehicles. The vehicles may be either owned or leased by us or operated by common or contract carriers, depending on the cost effectiveness of each alternative.

Procurement. Our computer system monitors inventory levels and forecasts demand for each item which we stock and recommends the timing and amount of future purchases. We have centralized the rebuying function for those items most frequently ordered by our customers, which we believe contributes to more efficient purchasing decisions and lower procurement costs.

To assist in making vendor selection decisions and in reducing inventory cost, we have developed and use a detailed vendor management and evaluation program. This program enables our central purchasing staff to measure the performance of each of our vendors in a number of areas and then evaluate them based upon these measurements.

Foreign operations. In each of the foreign countries where we have an extensive system of distribution centers, currently Australia and Canada, our operations are structured similarly to our domestic operations. Within those countries, most distribution facilities are integrated on the same computer systems. This allows us to take advantage of efficiencies and centralize many common administrative processes. It also positions these foreign operations to serve large corporate customers on a coordinated national basis.

EMPLOYEES

At December 31, 1997, we had a worldwide total of approximately 11,000 full- and part-time employees ("associates"). Of these, approximately 4,000 were employed primarily in marketing and sales, order processing, and customer service; approximately 3,600 were located at our distribution centers in inventory receipt and storage, order filling, and as drivers of delivery vehicles; and approximately 3,400 were employed in other operations, management, and administration. Part-time employees supplement our associates in customer service and order filling during those periods each day when there are surges in incoming calls or outgoing orders.

COMPETITION

We face a highly competitive environment in each of the office products distribution channels in which we operate. Competition is based principally on price, service, and customer relationships. We are one of the premier distributors of office products through the contract stationer and direct marketing channels with operations in Australia, Canada, France, Germany, Spain, the United Kingdom and the United States.

United States. In the contract stationer channel, the consolidation of the industry into a relatively small number of major, publicly held participants, each seeking to establish a national distribution network similar to our own, is largely complete. A number of these participants, including some of the superstores, have grown at rapid rates, principally through the acquisition of local or regional contract stationers. Some of our competitors have greater financial resources and purchasing power than we do. The contract stationer operations of the superstores also benefit from their national advertising and franchising programs. We also compete with the smaller local and regional contract stationers, many of which have long-standing customer relationships.

Our superior ability, to date, to link together our network of domestic distribution centers, including those which we have recently acquired, into an integrated national system enables us to deliver consistent products, prices, and service across all locations of multi-site customers. We believe that this gives us a competitive advantage with multi-site customers.

In the direct marketing channel, we compete for the small and medium-sized business customers and the home office customer primarily against two larger direct marketers of office products as well as the office products superstores and small retail dealers. We believe the synergies between our direct marketing business and our contract stationer business give us a competitive advantage, in terms of service and cost, over the other direct marketing companies. We also believe that we have a competitive advantage over the superstores and small retail dealers in that our customers are able to avoid the time and cost associated with store visits and transporting merchandise from the store to their offices. As part of the significant blurring of the lines between distribution channels which has occurred in recent years, several of the major contract stationers and office products superstores now employ direct marketing techniques to expand their customer bases.

As indicated earlier, some large companies are starting to use integrated procurement systems to purchase office products and office-related services and supplies. Other companies that provide office-related services and supplies, including document management, printing services, industrial supplies, information technology and computer supplies, are providing some competition today and will likely provide increased competition in the future.

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

In the United Kingdom, we currently do business in both the direct marketing and contract stationer channels. We compete with a larger direct marketing company, with companies in the retail channel, and with other contract stationers.

In Germany, our current presence consists of our 50% interest in the joint venture with Otto Versand to direct market office products.

In France, our acquisitions this year of JPG and Society Europa marked our entry into the direct marketing and contract stationer channels in that country. We compete with a larger direct marketing company, with companies in the retail channel, and with other contract stationers.

In Spain, we acquired Sistemas Kalamazoo, a direct marketer of office products in February 1998. We compete with companies in the retail channel and other direct marketers.

ENVIRONMENTAL MATTERS

We are subject to federal and state and local laws, regulations, and ordinances that govern activities which might have adverse environmental effects, such as discharges to air and water, as well as the handling and storage of hazardous wastes. None of our facilities typically engage in activities or generate discharges of the types generally governed by these laws and regulations. We believe we are in substantial compliance with all such applicable laws and regulations.

We are also subject to federal laws and regulations which impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals, or other forms of environmental damage, including those which might have occurred prior to our ownership at particular sites. We are currently not aware of any environmental conditions at any of the sites that we operate which, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations. Nevertheless, there can be no assurance that any such environmental conditions in the future will not have a material adverse effect on our financial condition or results of operations.

ITEM 2. PROPERTIES

Our corporate headquarters, together with our Chicago metropolitan area distribution center, is located in a combined facility that we own at 800 W. Bryn Mawr Avenue in Itasca, Illinois, a suburb northwest of Chicago (1). As of February 27, 1998, we operated 72 distribution centers, including the suburban Chicago distribution center, at the following locations:


    AUSTRALIA                                CANADA (4)
    ---------                                ------
    Adelaide, South Australia                Calgary, Alberta
    Brisbane, Queensland                     Moncton, New Brunswick
    Canberra, Australian Capital Territory   Montreal, Quebec
    Kalgoorlie, Western Australia            Ottawa, Ontario
    Melbourne, Victoria (2)                  Toronto, Ontario (2)
    Perth, Western Australia                  (Don Mills and Bermondsey)
    Sydney, New South Wales                  Vancouver, British Columbia
                                             Winnipeg, Manitoba (2)

    FRANCE                                   GERMANY
    ------                                   -------
    Paris (2)                                Karlsruhe

    SPAIN                                    UNITED KINGDOM
    -----                                    --------------
    Madrid (Vizcaya)                         Chorley, England (5)
                                             Doncaster, England (6)

                                UNITED STATES
                                -------------

    Albuquerque, New Mexico                  Milwaukee (New Berlin), Wisconsin
    Atlanta (Smyrna), Georgia                Minneapolis/St. Paul, Minnesota (2)
    Boise, Idaho                              (Golden Valley and New Hope)
    Boston (Billerica), Massachusetts        Nashville, Tennessee
    Burlington, Vermont                      New Castle, Delaware
    Butte, Montana                           New York (Carlstadt, New Jersey),
    Charlotte, North Carolina                 New York
    Chicago (Itasca), Illinois               Norfolk (Chesapeake), Virginia
    Cleveland (Independence), Ohio           Oklahoma City, Oklahoma
    Columbus, Ohio                           Orlando, Florida
    Dallas (Garland), Texas                  Philadelphia (Bristol), Pennsylvania
    Denver, Colorado                         Phoenix, Arizona
    Detroit (Warren), Michigan               Pittsburgh, Pennsylvania
    Grand Rapids, Michigan                   Portland, Maine
    Hartford (Naugatuck), Connecticut        Portland, Oregon (2)
    Honolulu, Hawaii (3)                     Raleigh-Durham, North Carolina
    Houston, Texas                           Reno, Nevada
    Jacksonville, Florida                    Rochester, New York
    Kalamazoo, Michigan                      St. Louis, Missouri
    Kansas City, Missouri                    Salt Lake City, Utah
    Las Vegas, Nevada                        San Francisco (Menlo Park),
    Los Angeles (Garden Grove), California    California
    Louisville, Kentucky                     Seattle (Kent), Washington (2)
    Maumee, Ohio                             Washington (Elkridge, Maryland), DC
    Miami, Florida

(1) Some headquarters departments are located in leased office space in Schaumburg, Illinois.

(2)  Consists of two facilities.

(3) Consists of three owned facilities located on the islands of Oahu, Maui, and Hawaii and two leased facilities on the islands of Oahu and Kauai. We also lease and operate four retail stores on the island of Oahu.

(4) With the acquisition of Grand & Toy, we also operate approximately 70 retail stores throughout Canada.

(5)  Consists of eight facilities located throughout northern England.

(6)  Land subject to a long leasehold, with a lease term in excess of 50 years.

The majority of our distribution centers are leased with lease terms expiring between 1998 and 2006. We own facilities in Arizona, California, Florida, Georgia, Hawaii, Illinois, Massachusetts, Michigan, Minneapolis, Missouri, North Carolina, Pennsylvania, and Washington and in Canada, France, and the United Kingdom.

In addition to the distribution centers listed above, we lease office space in Ottawa, Illinois, and own facilities in Peru, Illinois, and Bristol, Virginia, where we operate central telephone calling centers for incoming orders and customer service. We also lease several sales offices throughout the United States.

We own substantially all equipment used in our facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal or administrative proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 1997.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange. The high and low sales prices for our common stock are presented in Note 11, "Quarterly Results of Operations (unaudited)," of the Notes to Financial Statements in our 1997 Annual Report and are incorporated herein by reference. At February 27, 1998, the approximate number of holders of common shares was 7,000.

We intend to retain our earnings to finance our growth and for general corporate purposes and, therefore, do not anticipate paying cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for the Company for each of the five years 1997 through 1993. The selected historical income statement data and balance sheet data as of December 31, 1997, 1996, 1995, 1994, and 1993, have been derived from our audited financial statements. The data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the disclosures in Items 7 and 8 of this Form 10-K.

                                                    Year Ended December 31
                                  ----------------------------------------------------------
                                    1997 (1)    1996 (2)    1995 (3)    1994 (4)     1993
                                  ----------  ----------  ----------  ----------  ----------
                                  (in thousands, except share and operating data)
INCOME STATEMENT DATA
Net Sales                         $2,596,732  $1,985,564  $1,315,953    $908,520    $682,819
Income from operations               119,250     101,300      69,467      42,199      28,777
   Net income                     $   56,886  $   55,349  $   43,179    $ 26,465    $ 18,046

Basic and diluted earnings per share
(proforma 1995, 1994, 1993) (5):  $      .89  $      .88  $      .70    $    .43    $    .29


BALANCE SHEET DATA
                                                         December 31
                                  ----------------------------------------------------------
                                    1997        1996        1995        1994         1993
                                  ----------  ----------  ----------  ----------  ----------
Working capital                   $  231,357  $  168,641  $  145,824    $104,835    $ 77,475
Total assets                       1,291,488     905,362     544,124     352,369     227,959
Total long-term obligations          384,790     170,030      14,358       5,511       3,892
Shareholders' equity                 505,635     404,785     339,417     233,432     149,819

(1) During 1997, we acquired eight businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1997, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(2) During 1996, we acquired 19 businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1996, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(3) During 1995, we acquired 10 businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1995, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(4) Effective April 30, 1994, we acquired the direct marketing office products distribution business of Reliable. Also during 1994 we acquired two other businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1994, include the results of operations of the acquired businesses subsequent to their acquisitions.

(5) Information concerning basic and diluted earnings per share and pro forma earnings per share is included in Note 2, "Summary of Significant Accounting Policies" of the Notes to Financial Statements in our 1997 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations are presented under the caption "Financial Review" in our 1997 Annual Report and are incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the caption "Disclosures of Certain Financial Market Risks" of our management's discussion and analysis of financial condition and results of operations and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes, together with the report of independent public accountants, are presented in our 1997 Annual Report on pages 20-34 and are incorporated herein by reference.

The unaudited income statement for the three months ended December 31, 1997, is presented in our Fact Book for the fourth quarter of 1997 and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The directors and nominees for directors of the Company are presented under the caption "Election of Directors" in our proxy statement. This information is incorporated herein by reference.


Executive Officers as of February 27, 1998:
------------------------------------------
                                                                                      Date
                                                                                   First Elected
Name                                    Age     Position                           as an Officer
----                                    ---     --------                           ------------
Peter G. Danis Jr. (1)                  66      Chief Executive Officer
                                                 and Director                          4/1/95

Christopher C. Milliken (2)             52      President and Director                 4/1/95

A. James Balkins III (3)                45      Senior Vice President, Chief
                                                 Financial Officer, Treasurer
                                                 and Corporate Secretary               4/1/95

Richard L. Black                        52      Senior Vice President, The Reliable
                                                 Corporation, Canada, and Europe       4/1/95

Carol B. Moerdyk (3)                    47      Senior Vice President,
                                                 U.S. Contract Operations              4/1/95

Lawrence E. Beeson                      54      Vice President, Marketing              4/1/95

Kenneth W. Cupp                         51      Vice President and Region Manager      4/22/97

Darrell R. Elfeldt                      54      Vice President and Controller          4/1/95

David A. Goudge                         50      Vice President, Product Marketing      4/22/97

Larry L. Gunther                        55      Vice President and
                                                 Chief Information Officer             7/29/97

John A. Love                            57      Vice President, Human Resources        4/1/95

Gary A. Massel                          58      Vice President, Logistics              7/29/97

Michael F. Meehan                       49      Vice President and Region Manager      4/22/97

Stephen M. Thompson                     55      Vice President and Region Manager      4/1/95

Peter D. Vanexan                        51      Vice President and
                                                 Managing Director, Grand & Toy        4/22/97

(1)  Executive Vice President, Boise Cascade Corporation.

(2)  Senior Vice President, Boise Cascade Corporation.

(3)  Vice President, Boise Cascade Corporation.


Peter G. Danis Jr. has served as Chief Executive Officer and President of Boise Cascade Office Products Corporation since 1995. In February 1998, Mr. Danis retired as President of the Company and announced his intention to retire as Chief Executive Officer of the Company, effective April 1998. Mr. Danis will continue to serve on the Company's Board of Directors. Prior to 1995, Mr. Danis served as Executive Vice President and General Manager, Office Products Distribution Division of Boise Cascade Corporation since 1993. Prior thereto, Mr. Danis served in various capacities at Boise Cascade Corporation including as Executive Vice President, Office Products and Building Products from 1989 to 1993; Senior Vice President from 1981 to 1989; and Vice President, Office Products from 1977 to 1981.

Christopher C. Milliken was elected President of the Company in February 1998. Previously, Mr. Milliken served as Senior Vice President, Operations, of the Company since 1995. Prior to 1995, Mr. Milliken served as a Region Manager of Boise Cascade Office Products Distribution Division since 1991 and in various positions with the Division since 1977.

A. James Balkins III was elected Senior Vice President, Chief Financial Officer and Treasurer in February 1998. Prior to 1998, Mr. Balkins served as Corporate Secretary of the Company since 1995 and Vice President, Corporate Planning and Development of Boise Cascade Corporation since 1996. Previously, Mr. Balkins served in various capacities at Boise Cascade Corporation including Corporate Secretary from 1991 to 1997 and Associate General Counsel from 1984 to 1996.

Richard L. Black was elected Senior Vice President, The Reliable Corporation, Canada, and Europe, in February 1998. Mr. Black has served as President of The Reliable Corporation, a wholly-owned subsidiary of the Company, since 1994. Prior to 1994, Mr. Black served as Vice President, Marketing of Rivertown Trading Company from 1992 to 1994 and, prior thereto, as Vice President, New Business Development of Fingerhut Corporation, both direct marketing companies.

Carol B. Moerdyk was elected Senior Vice President, U.S. Contract Operations, of the Company in February 1998. Previously, Ms. Moerdyk served as Senior Vice President, Chief Financial Officer, and Treasurer of the Company since 1995. Prior to 1995, Ms. Moerdyk served as Vice President and Assistant to the General Manager of Office Products of Boise Cascade Corporation since 1992 and in various capacities at Boise Cascade Corporation including Vice President, Corporate Planning and Development from 1990 to 1992 and Corporate Planning and Development Director from 1986 to 1990.

Lawrence E. Beeson served as Vice President, Marketing of Hallmark Cards, Inc. from 1990 to March 1995 and as Senior Vice President, Marketing for KFC Corp., a subsidiary of Pepsico Inc., prior thereto.

Prior to being elected an officer of the Company, Kenneth W. Cupp served as a Region Manager of Boise Cascade Office Products Corporation since 1995.

Prior to being elected an officer of the Company, Darrell R. Elfeldt served as Finance and Distribution Director of Boise Cascade Office Products Distribution Division since 1993. He has served in various positions with the division since 1980.

Prior to being elected an officer of the Company, David A. Goudge served as the Director of Product Marketing of Boise Cascade Office Products Distribution Division since 1993.

Larry L. Gunther has served as the Chief Information Officer of Boise Cascade Office Products Corporation since June 1997. Previously, Mr. Gunther served as Chief Information Officer of the North Atlantic Group of Gillette for five years and as Chief Information Officer of the Consumer Products Group of Bristol-Myers Squibb for 11 years.

Prior to being elected an officer of the Company, John A. Love served as the Human Resources Director of Boise Cascade Office Products Distribution Division since 1978.

Prior to being elected an officer of the Company, Gary A. Massel served as the Director of Logistics of Boise Cascade Office Products Corporation since 1995.

Prior to being elected an officer of the Company, Michael A. Meehan served as a Region Manager of Boise Cascade Office Products Corporation since 1995.

Prior to being elected an officer of the Company, Stephen M. Thompson served as a Region Manager of Boise Cascade Office Products Distribution Division since 1976. Previously, Mr. Thompson served with the Division in various capacities since 1970.

Prior to being elected an officer of the Company, Peter D. Vanexan served as the Managing Director of Grand & Toy of Boise Cascade Office Products Corporation since 1996.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning compensation of our executive officers for the year ended December 31, 1997, is presented under the caption "Compensation Tables" in our proxy statement. This information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     (a) Information concerning the security ownership of certain beneficial owners as of December 31, 1997, is set forth under the caption "Beneficial Ownership" in our proxy statement and is incorporated by reference.

     (b) Information concerning security ownership of management as of December 31, 1997, is set forth under the caption "Security
         Ownership of Directors and Executive Officers" in our proxy statement and is incorporated by reference.

     (c) Information concerning compliance with Section 16 of the Securities and Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions during 1997 is set forth under the caption "Related Party Transactions" in our proxy statement and in Note 5, "Transactions With Boise Cascade Corporation," of the Notes to Financial Statements in our 1997 Annual Report both of which are incorporated by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Form 10-K for Boise Cascade Office Products Corporation:

         (1) Financial Statements

             (i) The Income Statement for the three months ended December 31, 1997, is incorporated by reference from our Fact Book for the fourth quarter of 1997.

             (ii) The Financial Statements, the Notes to Financial Statements,
                  and the Report of Independent Public Accountants listed below are incorporated by reference from our 1997 Annual Report.
                  -  Balance Sheets as of December 31, 1997 and 1996.
                  - Statements of Income for the years ended December 31, 1997, 1996, and 1995.
                  - Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.
                  - Statements of Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995.
                  -  Notes to Financial Statements.
                  -  Report of Independent Public Accountants.

         (2) Financial Statement Schedules

             None required.

         (3) Exhibits

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

                               BOISE CASCADE OFFICE PRODUCTS CORPORATION

                               By  /s/  Peter G. Danis Jr.
                                 ---------------------------------
                                   Peter G. Danis Jr.
                                   Chief Executive Officer
Dated:  March 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 1998.


          SIGNATURE                                    CAPACITY
(i)   Principal Executive Officer:

      /s/ Peter G. Danis Jr.                     Chief Executive Officer
     -----------------------------
          PETER G. DANIS JR.

(ii)  Principal Financial Officer:

      /s/ A. James Balkins III                   Senior Vice President and
     -----------------------------                Chief Financial Officer
          A. JAMES BALKINS III

(iii) Principal Accounting Officer:

      /s/ Darrell R. Elfeldt                     Vice President and Controller
     -----------------------------
          DARRELL R. ELFELDT

(iv)  Directors:

      /s/ Peter G. Danis Jr.
     -----------------------------
          PETER G. DANIS JR.

      /s/ George J. Harad
     -----------------------------
          GEORGE J. HARAD

      /s/ John B. Carley
     -----------------------------
          JOHN B. CARLEY

      /s/ James G. Connelly III
     -----------------------------
          JAMES G. CONNELLY III

      /s/ Theodore Crumley
     -----------------------------
          THEODORE CRUMLEY

      /s/ Christopher C. Milliken
     -----------------------------
          CHRISTOPHER C. MILLIKEN

      /s/ A. William Reynolds
     --------------------------
          A. WILLIAM REYNOLDS

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 29, 1998, incorporated by reference in this Form 10-K for the year ended December 31, 1997, into Boise Cascade Office Products Corporation's registration statement on Form S-8 (File No. 33-96348); registration statement on Form S-8 (File No. 33-96512); registration statement on Form S-8 (file No. 333-1132); registration statement on Form S-8 (File No. 333-1134); registration statement on Form S-8 (File No. 333-1152); and post-effective amendment No. 1 to registration statement on Form S-1 (File No. 333-3660).

/s/ Arthur Andersen LLP


Boise, Idaho
March 18, 1998

                  BOISE CASCADE OFFICE PRODUCTS CORPORATION
                              INDEX TO EXHIBITS
                  Filed With the Annual Report on Form 10-K
                     for the Year Ended December 31, 1997



  Number      Description                                          Page Number
  ----------  ---------------------------------------------------  -----------
  2.1    (1)  Asset Transfer and Subscription Agreement
               dated April 1, 1995                                    --
  2.2    (2)  Share Purchase Agreement dated July 2, 1997,
               by and among Boise Cascade Office Products
               Corporation, Jean-Paul Guisset, and Mrs.
               Marie Annick Guisset                                   --
  3.1    (3)  Restated Certificate of Incorporation                   --
  3.2    (4)  Bylaws, as amended October 11, 1995                     --
  4.1    (1)  Specimen Certificate Representing Shares of
               Common Stock                                           --
  4.2    (5)  Credit Agreement dated June 26, 1997                    --
  9           Inapplicable                                            --
  10.1   (4)  Form of Executive Officer Severance Agreement,
               adopted January 30, 1996                               --
  10.2   (3)  Administrative Services Agreement dated
               April 1, 1995                                          --
  10.3   (6)  Paper Sales Agreement dated April 1, 1995               --
  10.4   (3)  License Agreement dated April 1, 1995                   --
  10.5   (3)  Shareholder Agreement dated April 1, 1995               --
  10.6   (3)  Tax Matters Agreement dated April 1, 1995               --
  10.7   (7)  Key Executive Stock Option Plan, adopted
               February 20, 1995                                      --
  10.8   (8)  Director Stock Option Plan, as amended through
               December 17, 1996                                      --
  10.9   (3)  Form of Confidential Information and Noncompetitive
               Agreement, approved February 20, 1995                  --
  10.10  (3)  Early Retirement Plan for Executive Officers,
               effective February 20, 1995                            --
  10.11  (3)  Supplemental Pension Plan, effective
               February 20, 1995                                      --
  10.12  (3)  Key Executive Deferred Compensation Plan,
               effective February 20, 1995                            --
  10.13  (3)  Executive Officer Financial Counseling Program,
               adopted February 20, 1995                              --
  10.14  (4)  Split-Dollar Life Insurance Plan, as amended
               July 27, 1995                                          --
  10.15  (8)  Supplemental Health Care Plan for Executive
               Officers, revised July 31, 1996                        --
  10.16  (3)  Executive Officer Severance Pay Policy, adopted
               February 20, 1995                                      --


  Number      Description                                          Page Number
  ----------  ---------------------------------------------------  -----------

  10.17  (3)  Key Executive Performance Plan, adopted
               February 20, 1995                                      --
  10.18       1997 and 1998 Performance Criteria for the Key
               Executive Performance Plan                             28
  10.19  (3)  Board of Directors Deferred Compensation Plan,
               effective February 14, 1995                            --
  10.20  (4)  1995 Executive Officer Deferred Compensation
               Plan, effective January 1, 1996                        --
  10.21  (4)  1995 Board of Directors Deferred Compensation
               Plan, effective January 1, 1996                        --
  10.22  (9)  Form of Deferred Compensation and
               Benefits Trust dated January 30, 1996                  --
  11          Computation of Per Share Earnings                       30
  12          Ratio of Earnings to Fixed Charges                      31
  13.1        Incorporated sections of the Boise Cascade Office
               Products Corporation 1997 Annual Report                32
  13.2        Incorporated sections of the Boise Cascade Office
               Products Corporation Fact Book for the fourth
               quarter of 1997                                        52
  16          Inapplicable                                            --
  18          Inapplicable                                            --
  21          Significant subsidiaries of the registrant              56
  22          Inapplicable                                            --
  23          Consent of Arthur Andersen LLP (see page 24)
  24          Inapplicable                                            --
  27          Financial Data Schedule                                 57
  28          Inapplicable                                            --
  99          Inapplicable                                            --

  (1) Exhibits 2.1 and 4.1 were filed under the same exhibit numbers in our Amendment No. 1 to the Registration Statement on Form S-1 filed on March 28, 1995, and are incorporated by reference.

  (2) Exhibit 2.2 was filed as Exhibit 2 in our current report on Form 8-K filed on July 17, 1997, and is incorporated by reference.

  (3)   Exhibits 3.1, 10.2, 10.4, 10.5, 10.6, 10.9, 10.10, 10.11,
        10.12, 10.13, 10.16, 10.17, and 10.19 were filed under the same exhibit numbers in our Registration Statement on Form S-1 filed on February 22, 1995, and are incorporated by reference.

  (4)   Exhibits 3.2, 10.1, 10.14, 10.20, and 10.21 were filed under the same exhibit numbers in our 1995 Annual Report on Form 10-K and are incorporated by reference.

  (5) The Credit Agreement dated June 26, 1997, was filed as Exhibit 4 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and is incorporated by reference.

  (6) Exhibit 10.3 was filed under the same exhibit number in our Amendment No. 1 to the Registration Statement on Form S-1 filed on March 28, 1995, and is incorporated by reference. The Company has been granted an order of confidential treatment with respect to a portion of Exhibit 10.3.

  (7) The Key Executive Stock Option Plan, as amended through April 23, 1996, was filed as Exhibit 10.1 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and is incorporated by reference.

  (8) Exhibits 10.8 and 10.15 were filed under the same exhibit numbers in our 1996 Annual Report on Form 10-K and are incorporated by reference.

  (9)   The Form of Deferred Compensation and Benefits Trust dated
        January 30, 1996, was filed as Exhibit 10 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and is incorporated by reference.