Form 10-K/A
period 1997-12-31
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1998-03-31
CIK 938839

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No _____

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

                                                   Shares Outstanding
           Class                                 as of February 27, 1998
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


                                 Boise Cascade Office Products Corporation


                                 By  /s/  Peter G. Danis Jr.
                                          Peter G. Danis Jr.
                                          Chief Executive Officer

Dated:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.

                  Signature                              Capacity

(i)   Principal Executive Officer:

      /s/   Peter G. Danis Jr.                  Chief Executive Officer
            Peter G. Danis Jr.

(ii)  Principal Financial Officer:

      /s/   A. James Balkins III                Senior Vice President and
            A. James Balkins III                  Chief Financial Officer

(iii) Principal Accounting Officer:

      /s/   Darrell R. Elfeldt                  Vice President and Controller
            Darrell R. Elfeldt

(iv)  Directors:

      /s/   Peter G. Danis Jr.
            Peter G. Danis Jr.

      /s/   George J. Harad
            George J. Harad

      /s/   John B. Carley
            John B. Carley

      /s/   James G. Connelly III
            James G. Connelly III

      /s/   Theodore Crumley
            Theodore Crumley

      /s/   A. William Reynolds
            A. William Reynolds

      /s/   Christopher C. Milliken
            Christopher C. Milliken

                    BOISE CASCADE OFFICE PRODUCTS CORPORATION
                                INDEX TO EXHIBITS
                    Filed With the Annual Report on Form 10-K
                      for the Year Ended December 31, 1997

Number               Description                                 Page Number

2.1     (1)          Asset Transfer and Subscription Agreement
                        dated April 1, 1995                           --
2.2     (2)          Share Purchase Agreement dated July 2, 1997,
                        by and among Boise Cascade Office Products
                        Corporation, Jean-Paul Guisset, and Mrs.
                        Marie Annick Guisset                          --
3.1     (3)          Restated Certificate of Incorporation            --
3.2     (4)          Bylaws, as amended October 11, 1995              --
4.1     (1)          Specimen Certificate Representing Shares of
                        Common Stock                                  --
4.2     (5)          Credit Agreement dated June 26, 1997             --
9                    Inapplicable                                     --
10.1    (4)          Form of Executive Officer Severance Agreement,
                        adopted January 30, 1996                      --
10.2    (3)          Administrative Services Agreement dated
                        April 1, 1995                                 --
10.3    (6)          Paper Sales Agreement dated April 1, 1995        --
10.4    (3)          License Agreement dated April 1, 1995            --
10.5    (3)          Shareholder Agreement dated April 1, 1995        --
10.6    (3)          Tax Matters Agreement dated April 1, 1995        --
10.7    (7)          Key Executive Stock Option Plan, adopted
                        February 20, 1995                             --
10.8    (8)          Director Stock Option Plan, as amended through
                        December 17, 1996                             --
10.9    (3)          Form of Confidential Information and
                        Noncompetitive  Agreement, approved
                        February 20, 1995                             --
10.10   (3)          Early Retirement Plan for Executive Officers,
                        effective February 20, 1995                   --
10.11   (3)          Supplemental Pension Plan, effective
                        February 20, 1995                             --
10.12   (3)          Key Executive Deferred Compensation Plan,
                        effective February 20, 1995                   --
10.13   (3)          Executive Officer Financial Counseling Program,
                        adopted February 20, 1995                     --
10.14   (4)          Split-Dollar Life Insurance Plan, as amended
                        July 27, 1995                                 --
10.15   (8)          Supplemental Health Care Plan for Executive
                        Officers, revised July 31, 1996               --
10.16   (3)          Executive Officer Severance Pay Policy, adopted
                        February 20, 1995                             --
10.17   (3)          Key Executive Performance Plan, adopted
                        February 20, 1995                             --
10.18                1997 and 1998 Performance Criteria for the Key
                        Executive Performance Plan                    28
10.19   (3)          Board of Directors Deferred Compensation Plan,
                        effective February 14, 1995                   --
10.20   (4)          1995 Executive Officer Deferred Compensation
                        Plan, effective January 1, 1996               --
10.21   (4)          1995 Board of Directors Deferred Compensation
                        Plan, effective January 1, 1996               --
10.22   (9)          Form of Deferred Compensation and
                        Benefits Trust dated January 30, 1996         --
11                   Computation of Per Share Earnings                30
12                   Ratio of Earnings to Fixed Charges               31
13.1                 Incorporated sections of the Boise Cascade
                        Office Products Corporation 1997
                        Annual Report                                 32
13.2                 Incorporated sections of the Boise Cascade
                        Office Products Corporation Fact Book
                        for the fourth quarter of 1997                52
16                   Inapplicable                                     --
18                   Inapplicable                                     --
21                   Significant subsidiaries of the registrant       56
22                   Inapplicable                                     --
23                   Consent of Arthur Andersen LLP (see page 24)
24                   Inapplicable                                     --
27                   Financial Data Schedule                          57
27.1                 Restated Financial Data Schedules for the
                        following periods:
                        First Quarter of 1996,                        58
                        Second Quarter of 1996,                       59
                        Third Quarter of 1996,                        60
                        Year ended December 31, 1996,                 61
                        First Quarter of 1997,                        62
                        Second Quarter of 1997, and                   63
                        Third Quarter of 1997, as restated            64
                        for the adoption of Statement of Financial
                        Accounting Standards No. 128, "Earnings Per
                        Share"
28                   Inapplicable                                    --
99                   Inapplicable                                    --

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