Form 10-Q
period 1998-03-31
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1998-05-12
CIK 938839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                F O R M  10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                   Shares Outstanding
         Class                                    as of April 30, 1998
Common Stock, $.01 par value                           65,690,158


                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
             (expressed in thousands, except share information)
                                (unaudited)


                                     Three Months Ended March 31
                                         1998             1997

Net sales                             $ 759,808        $ 597,871
Cost of sales, including purchases
   from Boise Cascade Corporation
   of $67,243 and $48,041               564,230          446,999
                                      __________       __________
Gross profit                            195,578          150,872
                                      __________       __________

Selling and warehouse operating
   expense                              143,690          111,173
Corporate general and administrative
   expense, including amounts paid to
   Boise Cascade Corporation of $643
   and $643                              12,437            9,210
Goodwill amortization                     3,170            2,194
                                      __________       __________
                                        159,297          122,577
                                      __________       __________
Income from operations                   36,281           28,295
                                      __________       __________
Interest expense                          6,465            3,075
Other income, net                           423               49
                                      __________        _________
Income before income taxes               30,239           25,269
Income tax expense                       12,650           10,360
                                      __________       __________
Net income                            $  17,589        $  14,909



Earnings per share-basic              $     .27        $     .24

Earnings per share-diluted            $     .27        $     .23




The accompanying notes are an integral part of these Financial Statements.

             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
                           (expressed in thousands)


                                            (unaudited)
                                              March 31          December 31
ASSETS                                    1998         1997         1997

Current
  Cash and cash equivalents           $   53,151   $  22,762    $   28,755
  Receivables, less allowances
    of $7,707, $3,900, and $7,591        382,826     292,997       357,321
  Inventories                            203,733     164,748       197,990
  Deferred income tax benefits            18,404      13,963        14,223
  Other                                   20,816      19,856        23,808
                                      ___________  __________   ___________
                                         678,930     514,326       622,097
                                      ___________  __________   ___________

Property
  Land                                    27,677      13,488        28,913
  Buildings and improvements             128,708      75,081       127,430
  Furniture and equipment                195,735     150,407       175,778
  Accumulated depreciation              (140,054)    (96,492)     (129,951)
                                      ___________  __________   ___________
                                         212,066     142,484       202,170
                                      ___________  __________   ___________
Goodwill, net of amortization
    of $27,575, $15,349, and $24,019     439,809     264,499       438,830
Other assets                              33,117      21,798        28,391
                                      ___________  __________   ___________
Total assets                          $1,363,922   $ 943,107    $1,291,488



The accompanying notes are an integral part of these Financial Statements.


          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
             (expressed in thousands, except share information)

                                             (unaudited)
                                               March 31        December 31
LIABILITIES AND SHAREHOLDERS' EQUITY     1998         1997         1997

Current
  Notes payable                       $   73,800   $  25,600    $   23,300
  Current portion of long-term debt        2,578         135         2,917
  Accounts payable
    Trade and other                      272,972     188,014       238,773
    Boise Cascade Corporation             28,710      26,963        42,097
                                      ___________  __________   ___________
                                         301,682     214,977       280,870
                                      ___________  __________   ___________
  Accrued liabilities
    Compensation and benefits             26,053      21,475        30,717
    Income taxes payable                  15,679      19,928         3,370
    Taxes, other than income              20,161       8,698        18,718
    Other                                 54,950      32,218        30,848
                                      ___________  __________   ___________
                                         116,843      82,319        83,653
                                      ___________  __________   ___________
                                         494,903     323,031       390,740
                                      ___________  __________   ___________
Other
  Deferred income taxes                        -         195             -
  Long-term debt, less current portion   307,224     170,016       357,595
  Other                                   35,827      28,467        37,518
                                      ___________  __________   ___________
                                         343,051     198,678       395,113
                                      ___________  __________   ___________
Shareholders' equity
  Common stock, $.01 par value,
    200,000,000 shares authorized;
    65,656,158, 62,904,575, and
    65,588,258 shares issued and
    outstanding at each period               657         629           656
  Additional paid-in capital             357,661     307,308       356,599
  Retained earnings                      172,968     113,436       155,412
  Accumulated other comprehensive
     income                               (5,318)         25        (7,032)
                                      ___________  __________   ___________
    Total shareholders' equity           525,968     421,398       505,635
                                      ___________  __________   ___________
Total liabilities and
  shareholders' equity                $1,363,922   $ 943,107    $1,291,488




The accompanying notes are an integral part of these Financial Statements.







          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                           (expressed in thousands)
                                  (unaudited)

                                               Three Months Ended March 31
                                                    1998         1997

Cash provided by (used for) operations
  Net income                                     $  17,589     $  14,909
  Items in income not using (providing) cash
    Depreciation and amortization                   13,756         8,820
    Deferred income taxes                           (4,499)       (2,121)
  Receivables                                      (23,966)       (5,122)
  Inventories                                       (4,554)        9,320
  Accounts payable and accrued liabilities          36,397       (11,605)
  Current and deferred income taxes                 12,679        11,539
  Other, net                                         6,177        (5,399)
                                                 __________    __________
    Cash provided by operations                     53,579        20,341
                                                 __________    __________

Cash provided by (used for) investment
  Expenditures for property and equipment          (17,576)      (15,697)
  Acquisitions                                      (4,042)      (14,912)
  Other, net                                        (8,070)        1,128
                                                 __________    __________
    Cash used for investment                       (29,688)      (29,481)
                                                 __________    __________

Cash provided by (used for) financing
  Long-term debt                                   (50,266)       30,000
  Notes payable                                     50,500       (11,100)
  Other, net                                           271           240
                                                 __________    __________
    Cash provided by financing                         505        19,140
                                                 __________    __________

Increase in cash and cash equivalents               24,396        10,000
Balance at beginning of the period                  28,755        12,762
                                                 __________    __________
Balance at March 31                              $  53,151     $  22,762



The accompanying notes are an integral part of these Financial Statements.














   BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS
                           (unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION. Boise Cascade Office Products Corporation (together with its subsidiaries, "the Company" or "we"), headquartered in Itasca, Illinois, is a distributor of products for the office through its contract stationer and direct marketing channels.
     At March 31, 1998, Boise Cascade Corporation owned 81.3% of our outstanding common stock.

     The quarterly financial statements of the Company and its subsidiaries have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. Except as may be disclosed in the notes to the Financial Statements, the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year. We have prepared the statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These quarterly financial statements should be read together with the statements and the accompanying notes included in our 1997 Annual Report.

(2) EARNINGS PER SHARE. Basic earnings per share of $.27 and $.24 for the three months ended March 31, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods. Diluted earnings per share of $.27 and $.23 for the three months ended March 31, 1998 and 1997, include the weighted average impact of stock options assumed exercised using the treasury method.

     In 1997, we adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Earnings per share for 1997 have been restated to reflect SFAS 128.

(3) COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:
                                                      Three Months Ended
                                                            March 31
                                                       1998        1997
                                                    (expressed in thousands)

     Net income                                     $ 17,589    $ 14,909
     Other comprehensive income (loss)
       Cumulative foreign currency translation
        adjustment, net of income taxes                1,714      (1,471)
                                                    _________   _________
     Comprehensive income, net of income taxes      $ 19,303    $ 13,438

     Accumulated other comprehensive income (loss) for each period was as follows:

                                                March 31       December 31
                                            1998        1997      1997
                                              (expressed in thousands)
     Balance at beginning of period
       Minimum pension liability
        adjustment, net of income taxes  $   (417)   $    (24)  $    (24)
       Cumulative foreign currency
        translation adjustment, net of
        income taxes                       (6,615)      1,520      1,520
     Changes within periods
        Minimum pension liability
         adjustment, net of income taxes        -           -       (393)
        Cumulative foreign currency
         translation adjustment, net
         of income taxes                    1,714      (1,471)    (8,135)
                                         _________   _________  _________
     Balance at end of period            $ (5,318)   $     25   $ (7,032)

(4) DEFERRED SOFTWARE COSTS. We defer purchased and internally developed software and related installation costs for computer systems that are used in our business. Deferral of costs begins when technological feasibility of the project has been established and it is determined that the software will benefit future years. These costs are amortized on the straight-line method over a maximum of five years or the useful life of the product, whichever is less. If the useful life of the product is shortened, the amortization period is adjusted. "Other assets" in the Balance Sheets includes deferred software costs of $20.1 million, $10.8 million, and $17.5 million at March 31, 1998 and 1997 and December 31, 1997.

(5) DEBT. On June 26, 1997, we entered into a $450 million revolving credit agreement with a group of banks that expires on June 29, 2001, and provides for variable rates of interest based on customary indices. It contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. This agreement replaced our $350 million revolving credit agreement. We may, subject to the covenants contained in the credit agreement and to market conditions, refinance existing debt or raise additional funds through the agreement and through other external debt or equity financings in the future.

     At March 31, 1998, borrowing under the revolving credit agreement was $290 million.

     In addition to the amount outstanding under the revolving credit agreement, we had $73.8 million and $25.6 million of short-term notes payable at March 31, 1998 and 1997. The maximum amount of short-term notes payable during the three months ended March 31, 1998 and 1997, was $104.6 million and $59.3 million. The average amount of short-term notes payable during the three months ended March 31, 1998 and 1997, were $63.7 million and $33.2 million. The weighted average interest rates for these borrowings was 5.9% and 5.6% for the periods.

     We filed a registration statement with the Securities and Exchange Commission to register $300 million of shelf capacity for debt securities. The effective date of the filing was April 22, 1998. On May 12, 1998, we issued $150.0 million of 7.05% Notes under this registration statement. The Notes are due May 15, 2005.
     Proceeds from the issuance will be used to repay borrowings under our revolving credit agreement. We have $150.0 million of shelf capacity remaining under this registration statement. In December 1997, we entered into agreements to hedge against a rise in Treasury rates.
     We entered into the transactions in anticipation of our issuance of these debt securities. The hedge agreements had a notional amount of $70 million. The settlement rate, based on the yield on 10-year U.S. Treasury bonds, was less than the agreed upon initial rate, and we made a cash payment of $0.6 million. The amount paid will be recognized as an increase in interest expense over the life of the debt securities issued.

     Cash payments for interest were $6.7 million and $3.0 million for the three months ended March 31, 1998 and 1997.

(6) TAXES. The estimated tax provision rate for the first three months of 1998 was 42.0%, compared with a tax provision rate of 41.0% for the same period in the prior year. The increase is primarily due to increased nondeductible goodwill and foreign income, taxed at a higher rate.

     For the three months ended March 31, 1998 and 1997, we paid income taxes, net of refunds received, of $3.1 million and $0.9 million.

(7) ACQUISITIONS. During the first three months of 1998 we completed two acquisitions, and during the first three months of 1997 we completed three acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

     On January 12, 1998, we acquired the direct marketing business of Fidelity Direct, based in Minneapolis, Minnesota. On February 28, 1998, we acquired the direct marketing business of Sistemas Kalamazoo, based in Madrid, Spain. These transactions were completed for cash of $4.0 million, debt assumed of $0.2 million, and the recording of $3.8 million of acquisition liabilities.

     On January 31 and February 28, 1997, we acquired contract stationer businesses in Montana and Florida. Also in January 1997, we completed a joint venture with Otto Versand to direct market office products in Europe. These transactions, including the joint venture, were completed for cash of $14.9 million, $2.9 million of our common stock, and the recording of $1.0 million of acquisition liabilities.

     Unaudited pro forma results of operations reflecting the acquisitions would have been as follows. If the 1998 acquisitions had occurred January 1, 1998, sales for the first three months of 1998 would have increased to $760.6 million, net income would have remained $17.6 million, and basic earnings per share would have remained $.27.
     If the 1998 and 1997 acquisitions had occurred January 1, 1997, sales for the first three months of 1997 would have increased to $605.9 million, net income would have remained $14.9 million, and basic earnings per share would have remained $.24. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Three Months Ended March 31, 1998, Compared with Three Months Ended
March 31, 1997

Results of Operations

Net sales in the first quarter of 1998 increased 27% to $759.8 million, compared with $597.9 million in the first quarter of 1997. The growth in sales resulted from a combination of acquisitions and same-location sales growth. Same-location sales increased 13% in the first quarter of 1998, compared with sales in the first quarter of 1997.

Cost of sales, which includes the cost of merchandise sold and delivery and occupancy costs, increased to $564.2 million in the first quarter of 1998, which was 74.3% of net sales. This compares with $447.0 million reported in the same period of the prior year, which represented 74.8% of net sales. Gross profit as a percentage of net sales was 25.7% and 25.2% for the first quarters of 1998 and 1997. The increase in the first quarter of 1998 was primarily due to increases in our U.S. contract stationer and direct marketing gross margins, offset slightly by lower margins in our other businesses.

Operating expense was 21.0% of net sales in the first quarter of 1998, compared with 20.5% in the first quarter of 1997. Within the operating expense category, selling and warehouse operating expense was 18.9% of net sales in the first quarter of 1998, compared with 18.6% in 1997. The increase in the first quarter of 1998 was due in part to our direct marketing business, which has both higher gross margins and higher operating expenses. Direct marketing acquisitions made in 1997 increased our cost average compared to the prior year. Corporate general and administrative expense was 1.6% of net sales in the first quarter of 1998, compared with 1.5% in 1997. Goodwill amortization increased to $3.2 million in the first quarter of 1998, compared with $2.2 million in the first quarter of 1997. The increase in goodwill amortization was the result of recording goodwill arising from our acquisitions.

Income from operations in the first quarter of 1998 increased to $36.3 million, or 4.8% of net sales, compared to our first quarter 1997 operating income of $28.3 million, or 4.7% of net sales.

Interest expense was $6.5 million in the first quarter of 1998, compared with $3.1 million in the first quarter of 1997. The increase in interest expense resulted from debt incurred in conjunction with our acquisition and capital spending programs.

Net income in the first quarter of 1998 increased to $17.6 million, or 2.3% of net sales, compared with $14.9 million, or 2.5% of net sales in the same period of the prior year.

Liquidity and Capital Resources

Our principal requirements for cash have been to make acquisitions, fund technology development and working capital needs, upgrade and expand our facilities at existing locations, and open new distribution centers. The execution of our strategy for growth, including acquisitions and the relocation of several existing distribution centers into new and larger facilities, is expected to require capital outlays over the next several years.

To finance our capital requirements, we expect to rely upon funds from a combination of sources. In addition to cash flow from operations, we have a $450 million revolving credit agreement that expires in 2001 and provides for variable rates of interest based on customary indices. The credit agreement is available for acquisitions and general corporate purposes. It contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. At March 31, 1998, $290 million was outstanding under this agreement. We may, subject to the covenants contained in the credit agreement and to market conditions, refinance existing debt or raise additional funds through the agreement and through other external debt or equity financings in the future.

In addition to the amount outstanding under the revolving credit agreement, we had short-term notes payable of $73.8 million at March 31, 1998. The maximum amount of short-term notes payable during the three months ended March 31, 1998, was $104.6 million. The average amount of short-term notes payable during the three months ended March 31, 1998, was $63.7 million. The weighted average interest rate for these borrowings was 5.9%.

We filed a registration statement with the Securities and Exchange Commission to register $300 million of shelf capacity for debt securities. The effective date of the filing was April 22, 1998. On May 12, 1998, we issued $150.0 million of 7.05%
Notes under this registration statement. The Notes are due May 15, 2005. Proceeds from the issuance will be used to repay borrowings under our revolving credit agreement. We have $150.0 million of shelf capacity remaining under this registration statement.

In June 1996, we filed a registration statement with the Securities and Exchange Commission for 4.4 million shares of common stock to be offered from time to time in connection with future acquisitions. As of March 31, 1998, 3.5 million shares remained unissued under this registration statement.

On September 25, 1997, we issued 2.25 million shares of common stock at $21.55 per share to Boise Cascade Corporation for total proceeds of $48.5 million. At March 31, 1998, Boise Cascade
Corporation owned 81.3% of our outstanding common stock.

Net cash provided by operations in the first three months of 1998 was $53.6 million. This was the result of $26.8 million of net income, depreciation and amortization, and other noncash items, and a $26.7 million decrease in working capital. Net cash used for investment in the first three months of 1998 was $29.7 million, which included $17.6 million of expenditures for property and equipment, and $4.0 million for acquisitions. Net cash provided by financing was $0.5 million for the first three months of 1998.

Net cash provided by operations in the first three months of 1997 was $20.3 million. This was primarily the result of $21.6 million of net income, depreciation and amortization, and other noncash items, offset by a $1.3 million increase in working capital. Net cash used for investment in the first three months of 1997 was $29.5 million, which included $15.7 million of expenditures for property and equipment, and $14.9 million for acquisitions. Net cash provided by financing was $19.1 million for the first three months of 1997, resulting primarily from borrowings we made to fund acquisitions.

The majority of our 1998 and 1997 acquisitions have been completed for cash, resulting in higher outstanding balances under our credit agreement and short-term borrowing capacity.
The increase in borrowings has caused interest expense to increase for the first three months of 1998 compared to the same period of 1997.

New Accounting Standards

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. We are still evaluating what impact, if any, this Statement will have on us. We will adopt this Statement at year-end 1998. Adoption of this Statement will have no impact on net income.

In March 1998, the American Institute of Certified Public Accountants (AICPA), issued Statement of Position 98-1 (SOP 98-
1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for financial statements for fiscal years beginning after December 31, 1998, with earlier application encouraged. We currently account for software costs generally in accordance with this SOP.

Year 2000 Computer Issue

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.
We utilize software and related computer technologies that will be affected by this issue. We are currently implementing, or planning to implement, several computer system replacements or upgrades before the year 2000, all of which will be year 2000 compliant. Most of the costs associated with these replacements and upgrades have been or will be deferred. (See Note 4 in "Notes to Quarterly Financial Statements.") We are evaluating what actions will be necessary to make our remaining computer systems year 2000 compliant. The expense associated with these actions is not expected to be material to the Company. We have discussed this issue with our significant suppliers and large customers to determine the extent to which we could be affected if their systems are not year 2000 compliant. While there can be no guarantee that systems of other companies will be corrected on a timely basis, we do not expect any material adverse effects to the Company.

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

Item 3.   Quantitative and Qualitative Disclosures About Market
Risks

Changes in interest rates and currency rates expose us to financial market risks. To date, these risks have not been significant and are not expected to be so in the near term. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these risks, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. We do not use derivative financial instruments for trading purposes.

In December 1997, we entered into agreements to hedge against a rise in Treasury rates. We entered into the transactions in anticipation of our issuance of debt securities in the first half of 1998. The hedge agreements had a notional amount of $70 million and were settled with our issuance of debt securities on May 12, 1998. The settlement rate, based on the yield on 10-year U.S. Treasury bonds, was less than the agreed upon initial rate, and we made a cash payment of $0.6 million. The amount paid will be recognized as an increase in interest expense over the life of the debt securities issued.

Our operations in Australia, Canada, France, Germany, Spain, and the United Kingdom are denominated in currencies other than U.S. dollars. Each of our operations conducts substantially all of its business in its local currency with minimal cross-border product movement. As a result, these operations are not subject to material operational risks associated with fluctuations in exchange rates. Furthermore, our results of operations were not materially impacted by the translation of our other operations' currencies into U.S. dollars. Because we intend to expand the size and scope of our international operations, this exposure to fluctuations in exchange rates may increase. Accordingly, no assurance can be given that our future results of operations will not be adversely affected by fluctuations in foreign currency exchange rates. Although we currently are not engaged in any foreign currency hedging activities, we may consider doing so in the future. Such future hedges would be intended to minimize the effects of foreign exchange rate fluctuations on our investment and would not be done for speculative purposes.


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

                                    BOISE CASCADE
                                    OFFICE PRODUCTS CORPORATION

   As Duly Authorized Officer and
   Chief Accounting Officer:        /s/Darrell R. Elfeldt
                                    Darrell R. Elfeldt
                                    Vice President and Controller

Date:  May 12, 1998














































                  BOISE CASCADE OFFICE PRODUCTS CORPORATION
                              INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                   for the Quarter Ended March 31, 1998

Number      Description                                    Page
10          Key Executive Stock Option Plan and Form of
              Agreement, as amended through April 2, 1998

11          Computation of Per Share Earnings

27          Financial Data Schedule