Form 10-Q
period 1998-06-30
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1998-08-11
CIK 938839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                F O R M  10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                          Shares Outstanding
         Class                                           as of July 31, 1998
   Common Stock, $.01 par value                               65,757,558




                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
             (expressed in thousands, except share information)
                                (unaudited)


                                       Three Months Ended June 30
                                         1998               1997

Net sales                             $ 732,863          $ 600,470
Cost of sales, including purchases
   from Boise Cascade Corporation
   of $67,958 and $58,165               544,554            451,755
                                      __________         __________
Gross profit                            188,309            148,715
                                      __________         __________

Selling and warehouse operating
   expense                              141,674            112,806
Corporate general and administrative
   expense, including amounts paid
   to Boise Cascade Corporation
   of $643 and $651                      13,375              9,369
Goodwill amortization                     3,025              2,333
                                      __________         __________
                                        158,074            124,508
                                      __________         __________
Income from operations                   30,235             24,207
                                      __________         __________
Interest expense                          6,885              4,071
Other income, net                           211                 84
                                      __________         __________
Income before income taxes               23,561             20,220
Income tax expense                        9,833              8,508
                                      __________         __________
Net income                            $  13,728          $  11,712



Earnings per share-basic              $     .21          $     .18

Earnings per share-diluted            $     .21          $     .18


The accompanying notes are an integral part of these Financial Statements.


          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
             (expressed in thousands, except share information)
                               (unaudited)


                                        Six Months Ended June 30
                                         1998              1997

Net sales                             $1,492,671        $1,198,341
Cost of sales, including purchases
   from Boise Cascade Corporation
   of $135,202 and $106,206            1,108,784           898,754
                                      ___________       ___________
Gross profit                             383,887           299,587
                                      ___________       ___________
Selling and warehouse operating
   expense                               285,609           223,979
Corporate general and administrative
   expense, including amounts paid
   to Boise Cascade Corporation
   of $1,287 and $1,294                   25,812            18,579
Goodwill amortization                      6,195             4,527
                                      ___________       ___________
                                         317,616           247,085
                                      ___________       ___________
Income from operations                    66,271            52,502
                                      ___________       ___________
Interest expense                          13,350             7,146
Other income, net                            879               133
                                      ___________       ___________
Income before income taxes                53,800            45,489
Income tax expense                        22,483            18,868
                                      ___________       ___________
Net income                            $   31,317        $   26,621



Earnings per share-basic              $      .48        $      .42

Earnings per share-diluted            $      .48        $      .42




The accompanying notes are an integral part of these Financial Statements.



          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
                           (expressed in thousands)

                                             (unaudited)
                                               June 30          December 31
ASSETS                                    1998         1997         1997

Current
  Cash and cash equivalents           $   37,566   $   37,516    $   28,755
  Receivables, less allowances
    of $7,821, $4,213, and $7,591        371,392      296,506       357,321
  Inventories                            191,267      176,666       197,990
  Deferred income tax benefits            17,820       14,816        14,223
  Other                                   22,509       20,289        23,808
                                      ___________  ___________   ___________
                                         640,554      545,793       622,097
                                      ___________  ___________   ___________

Property
  Land                                    27,321       21,258        28,913
  Buildings and improvements             140,029       97,246       127,430
  Furniture and equipment                195,784      160,307       175,778
  Accumulated depreciation              (145,251)    (123,814)     (129,951)
                                      ___________  ___________   ___________
                                         217,883      154,997       202,170
                                      ___________  ___________   ___________
Goodwill, net of amortization
  of $30,886, $17,668, and $24,019       437,742      337,565       438,830
Other assets                              34,727       23,575        28,391
                                      ___________  ___________   ___________
Total assets                          $1,330,906   $1,061,930    $1,291,488



The accompanying notes are an integral part of these Financial Statements.



          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
             (expressed in thousands, except share information)

                                             (unaudited)
                                              June 30           December 31
LIABILITIES AND SHAREHOLDERS' EQUITY     1998          1997         1997

Current
  Notes payable                       $   82,200   $   53,200    $   23,300
  Current portion of long-term debt        2,332           90         2,917

  Accounts payable
    Trade and other                      245,328      192,908       238,773
    Boise Cascade Corporation             25,639       30,943        42,097
                                      ___________  ___________   ___________
                                         270,967      223,851       280,870
                                      ___________  ___________   ___________
  Accrued liabilities
    Compensation and benefits             29,516       23,246        30,717
    Income taxes payable                       -        8,359         3,370
    Taxes, other than income              18,751        8,249        18,718
    Other                                 45,620       33,664        30,848
                                      ___________  ___________   ___________
                                          93,887       73,518        83,653
                                      ___________  ___________   ___________
                                         449,386      350,659       390,740
                                      ___________  ___________   ___________
Other

  Long-term debt, less current portion   307,126      240,013       357,595
  Other                                   33,493       36,017        37,518
                                      ___________  ___________   ___________
                                         340,619      276,030       395,113
                                      ___________  ___________   ___________
Shareholders' equity
  Common stock, $.01 par value,
    200,000,000 shares authorized;
    65,757,558, 62,933,481, and
    65,588,258 shares issued and
    outstanding at each period               658          629           656
  Additional paid-in capital             359,311      309,529       356,599
  Retained earnings                      186,729      125,149       155,412
  Accumulated other comprehensive
    income (loss)                         (5,797)         (66)       (7,032)
                                      ___________  ___________   ___________
    Total shareholders' equity           540,901      435,241       505,635
                                      ___________  ___________   ___________
Total liabilities and
  shareholders' equity                $1,330,906   $1,061,930    $1,291,488

The accompanying notes are an integral part of these Financial Statements.


          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                           (expressed in thousands)
                                  (unaudited)

                                                  Six Months Ended June 30
                                                     1998          1997

Cash provided by (used for) operations
  Net income                                      $  31,317     $  26,621
  Items in income not using (providing) cash
    Depreciation and amortization                    23,791        17,758
    Deferred income taxes                            (5,678)       (2,046)
  Receivables                                       (12,532)       10,445
  Inventories                                         7,912        10,002
  Accounts payable and accrued liabilities              506        (6,845)
  Current and deferred income taxes                  (3,333)       (1,118)
  Other, net                                          3,259        (4,166)
                                                  __________    __________
    Cash provided by operations                      45,242        50,651
                                                  __________    __________

Cash used for investment
  Expenditures for property and equipment           (32,401)      (30,285)
  Acquisitions                                       (4,042)      (99,694)
  Other, net                                        (10,119)      (12,543)
                                                  __________    __________
    Cash used for investment                        (46,562)     (142,522)
                                                  __________    __________

Cash provided by (used for) financing
  Additions to (payments of) long-term debt         (51,043)      100,000
  Notes payable                                      58,900        16,500
  Other, net                                          2,274           125
                                                  __________    __________
    Cash provided by financing                       10,131       116,625
                                                  __________    __________

Increase in cash and cash equivalents                 8,811        24,754
Balance at beginning of the period                   28,755        12,762
                                                  __________    __________
Balance at June 30                                $  37,566     $  37,516




The accompanying notes are an integral part of these Financial Statements.


          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION. Boise Cascade Office Products Corporation (together with its subsidiaries, "the Company" or "we"), headquartered in Itasca, Illinois, is a distributor of products for the office through its contract stationer and direct marketing channels.
     At June 30, 1998, Boise Cascade Corporation owned approximately
     81% of our outstanding common stock.

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

(2) EARNINGS PER SHARE. Basic earnings per share for the three and six months ended June 30, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods. Diluted earnings per share for the three and six months ended June 30, 1998 and 1997, include the weighted average impact of stock options assumed exercised using the treasury method. Earnings per share is computed independently for each period. As a result, the total of the per share results for the first two quarters of 1997 does not equal the per share results for the six months ended June 30, 1997.

     In 1997, we adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Earnings per share for 1997 have been restated to reflect SFAS 128.

(3) COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:
                                Three Months Ended     Six Months Ended
                                     June 30                 June 30
                                1998         1997      1998         1997
                                      (expressed in thousands)

     Net income                $13,728     $11,712    $ 31,317    $ 26,621
     Other comprehensive
      income (loss)
       Cumulative foreign
        currency translation
        adjustment, net of
        income taxes              (479)        (91)      1,235      (1,562)
                               ________    ________   _________   _________
     Comprehensive income,
      net of income taxes      $13,249     $11,621    $ 32,552    $ 25,059


     Accumulated other comprehensive income (loss) for each period was as follows:

                                                June 30          December 31
                                            1998        1997        1997
                                              (expressed in thousands)
     Balance at beginning of period:
       Minimum pension liability
        adjustment, net of income taxes  $   (417)   $    (24)   $    (24)
       Cumulative foreign currency
        translation adjustment, net of
        income taxes                       (6,615)      1,520       1,520
     Changes within periods:
        Minimum pension liability
         adjustment, net of income taxes        -           -        (393)
        Cumulative foreign currency
         translation adjustment, net
         of income taxes                    1,235      (1,562)     (8,135)
                                         _________   _________   _________
     Balance at end of period            $ (5,797)   $    (66)   $ (7,032)

(4) DEFERRED SOFTWARE COSTS. We defer purchased and internally developed software and related installation costs for computer systems that are used in our business. Deferral of costs begins when technological feasibility of the project has been established and it is determined that the software will benefit future years. These costs are amortized on the straight-line method over a maximum of five years or the useful life of the product, whichever is less. If the useful life of the product is shortened, the amortization period is adjusted. "Other assets" in the Balance Sheets includes deferred software costs of $21.9 million, $12.8 million, and $17.5 million at June 30, 1998 and 1997, and December 31, 1997.

(5) DEBT. On June 26, 1997, we entered into a $450 million revolving credit agreement with a group of banks that expires on June 29, 2001, and provides for variable rates of interest based on customary indices. It contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. We may, subject to the covenants contained in the credit agreement and to market conditions, refinance existing debt or raise additional funds through the agreement and through other external debt or equity financings in the future.
     At June 30, 1998, borrowing under the revolving credit agreement was $140.0 million.

     In addition to the amount outstanding under the revolving credit agreement, we had $82.2 million and $53.2 million of short-term notes payable at June 30, 1998 and 1997. The maximum amount of short-term notes payable during the six months ended June 30, 1998 and 1997, was $116.6 million and $294.8 million. The average amount of short-term notes payable during the six months ended June 30, 1998 and 1997, was $75.7 million and $37.9 million. The weighted average interest rates for these borrowings was 5.9% and 5.8% for the periods.

     We filed a registration statement with the Securities and Exchange Commission to register $300 million of shelf capacity for debt securities. The effective date of the filing was April 22, 1998. On May 12, 1998, we issued $150.0 million of 7.05% Notes under this registration statement. The Notes are due May 15, 2005. Proceeds from the issuance were used to repay borrowings under our revolving credit agreement. We have $150.0 million of shelf capacity remaining under this registration statement. In December 1997, we entered into agreements to hedge against a rise in Treasury rates.
     We entered into the transactions in anticipation of our issuance of these debt securities. The hedge agreements had a notional amount of $70 million. The settlement rate, based on the yield on 10-year U.S. Treasury bonds, was less than the agreed upon initial rate, and we made a cash payment of $0.6 million. The amount paid will be recognized as an increase in interest expense over the life of the debt securities issued.

     Cash payments for interest were $14.1 million and $7.6 million for the six months ended June 30, 1998 and 1997.

(6) TAXES. The estimated tax provision rate for the first six months of 1998 was 42.0%, compared with a tax provision rate of 41.5% for the same period in the prior year. The increase is primarily the result of increased nondeductible goodwill and foreign income taxed at a higher rate.

     For the six months ended June 30, 1998 and 1997, we paid income taxes, net of refunds received, of $28.5 million and $20.6 million.

(7) ACQUISITIONS. During the first six months of 1998 we completed two acquisitions, and during the first six months of 1997 we completed six acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

     On January 12, 1998, we acquired the direct marketing business of Fidelity Direct, based in Minneapolis, Minnesota. On February 28, 1998, we acquired the direct marketing business of Sistemas Kalamazoo, based in Vizcaya, Spain. These transactions were completed for cash of $4.0 million, debt assumed of $0.2 million, and the recording of $3.8 million of acquisition liabilities.

     On January 31, February 28, and April 17, 1997, we acquired contract stationer businesses in Montana, Florida, and the United Kingdom. On April 30 and May 30, 1997, we acquired computer consumables businesses in North Carolina and Canada. On May 31, 1997, we acquired the promotional products business of OstermanAPI, Inc., based in Maumee, Ohio. In conjunction with the acquisition of Osterman, we formed a majority-owned subsidiary, Boise Marketing Services, Inc. ("BMSI"), of which we own 88%. Our previously acquired promotional products company, OWNCO, also became part of BMSI. Also in January 1997, we completed a joint venture with Otto Versand to direct market office products in Europe. These transactions, including the joint venture and the formation of the majority-owned promotional products subsidiary, were completed for cash of $99.7 million, $2.9 million of our common stock, and the recording of $14.2 million of acquisition liabilities.

     On July 7, 1997, we acquired 100% of the shares of Jean-Paul Guisset S.A. ("JPG"), a French corporation. JPG is a direct marketer of office products in France. The negotiated purchase price was FF850.0 million (US$144.0 million) plus a price supplement payable in the year 2000, if certain earnings and sales growth targets are reached. No liability has been recorded for the price supplement as the amount of payment, if any, is not assured beyond a reasonable doubt. In addition to the cash paid, we recorded US$5.8 million of acquisition liabilities and assumed US$10.1 million of long-term debt.

     Unaudited pro forma results of operations reflecting the acquisitions would have been as follows. If the 1998 acquisitions had occurred January 1, 1998, sales for the first six months of 1998 would have remained $1.5 billion, net income would have increased to $31.4 million, and basic earnings per share would have remained $.48.
     If the 1998 and 1997 acquisitions had occurred January 1, 1997, sales for the first six months of 1997 would have increased to $1.3 billion, net income would have increased to $26.8 million, and basic earnings per share would have remained $.42. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1998, Compared with Three Months Ended
June 30, 1997

Results of Operations

Net sales in the second quarter of 1998 increased 22% to $732.9 million, compared with $600.5 million in the second quarter of 1997. The growth in sales resulted from both acquisitions and same-location sales growth. Same-location sales increased 11% in the second quarter of 1998, compared with the second quarter of 1997.

Cost of sales, which includes the cost of merchandise sold and delivery and occupancy costs, increased to $544.6 million in the second quarter of 1998, which was 74.3% of net sales. This compares with $451.8 million reported in the same period of the prior year, which represented 75.2% of net sales. Gross profit as a percentage of net sales was 25.7% and 24.8% for the second quarters of 1998 and 1997. Gross profit increased in the second quarter of 1998 primarily because of improvements in our domestic contract stationer gross margins and the gross margin contributions from our foreign direct marketing acquisitions.

Operating expense was 21.6% of net sales in the second quarter of 1998, compared with 20.7% in the second quarter of 1997. The increase was due, in part, to our direct marketing acquisitions, which have both higher gross margins and higher operating expenses. Direct marketing acquisitions made in the last half of 1997 increased our cost average compared to the prior year. Within the operating expense category, selling and warehouse operating expense was 19.3% of net sales in the second quarter of 1998, compared with 18.8% in the second quarter of 1997. Corporate general and administrative expense was 1.8% of net sales in the second quarter of 1998, compared with 1.6% in 1997. Goodwill amortization increased to $3.0 million in the second quarter of 1998, compared with $2.3 million in the second quarter of 1997. The increase in goodwill amortization was the result of recording goodwill arising from our acquisitions.

As a result of the factors discussed above, income from operations in the second quarter of 1998 increased to $30.2 million, or 4.1% of net sales, compared to our second quarter 1997 operating income of $24.2 million, or 4.0% of net sales.

Interest expense was $6.9 million in the second quarter of 1998, compared with $4.1 million in the second quarter of 1997. The increase in interest expense resulted primarily from debt incurred in conjunction with our acquisition and capital spending programs. The increase also was due to our issuance of $150.0 million of 7.05% Notes in May 1998, which have a slightly higher interest rate than our revolving credit agreement and short-term notes payable.

Net income in the second quarter of 1998 increased to $13.7 million, or 1.9% of net sales, compared with $11.7 million , or 2.0% of net sales in the same period of the prior year.

Six Months Ended June 30, 1998, Compared with Six Months Ended June 30, 1997

Net sales for the six months ended June 30, 1998, increased 25% to $1.5 billion, compared with $1.2 billion a year ago. The increase was due to a combination of acquisitions and same-location sales growth. Same-location sales increased 12% year to year.

Cost of sales, which includes the cost of merchandise sold, and delivery and occupancy costs, increased to $1.1 billion for the six months ended June 30, 1998, which was 74.3% of net sales. This compares with $898.8 million reported in the same period of the prior year, which represented 75.0% of net sales. Gross profit as a percentage of net sales was 25.7% and 25.0% for the first six months of 1998 and 1997. The increase was primarily due to increases in our domestic contract stationer and direct marketing gross margins, offset slightly by lower margins in our other businesses.

Operating expense was 21.3% of net sales for the first six months of 1998, compared with 20.6% in the same period of the prior year. This increase resulted, in part, from our direct marketing acquisitions , which have both higher gross margins and higher operating expenses. Direct marketing acquisitions made in the last half of 1997 increased our cost average compared to the prior year. Within the operating expense category, selling and warehouse operating expense was 19.1% of net sales for the first six months of 1998, compared with 18.7% in 1997. Corporate general and administrative expense was 1.7% of net sales for the first six months of 1998, compared with 1.6% in 1997. Goodwill amortization increased to $6.2 million for the first six months of 1998, compared with $4.5 million in 1997. The increase in goodwill amortization was the result of recording goodwill arising from our acquisitions.

As a result of the factors discussed above, income from operations for the first six months of 1998 increased to $66.3 million, or 4.4% of net sales, compared with 1997 operating income of $52.5 million, or 4.4% of net sales.

Interest expense was $13.4 million for the first six months of 1998, compared with $7.1 million in 1997. The increase in interest expense resulted primarily from debt incurred in conjunction with our acquisition and capital spending programs. The increase also was due to our issuance of $150.0 million of 7.05% Notes in May 1998, which have a slightly higher interest rate than our revolving credit agreement and short-term notes payable.

Net income for the first six months of 1998 increased to $31.3 million, or 2.1% of net sales, compared with $26.6 million, or 2.2% of net sales, in the same period of the prior year.

Liquidity and Capital Resources

Our principal requirements for cash have been to make acquisitions, fund technology development and working capital needs, upgrade and expand our facilities at existing locations, and open new distribution centers. The execution of our strategy for growth, including acquisitions, technology developments, and the relocation of several existing distribution centers into new and larger facilities, is expected to require capital outlays over the next several years.

To finance our capital requirements, we expect to rely upon funds from a combination of sources. In addition to cash flow from operations, we have a $450 million revolving credit agreement that expires in 2001 and provides for variable rates of interest based on customary indices. The credit agreement is available for acquisitions and general corporate purposes. It contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. At June 30, 1998, $140.0 million was outstanding under this agreement. We may, subject to the covenants contained in the credit agreement and to market conditions, refinance existing debt or raise additional funds through the agreement and through other external debt or equity financings in the future.

In addition to the amount outstanding under the revolving credit agreement, we had short-term notes payable of $82.2 million at June 30, 1998. The maximum amount of short-term notes payable during the six months ended
June 30, 1998, was $116.6 million. The average amount of short-term notes payable during the six months ended June 30, 1998, was $75.7 million. The weighted average interest rate for these borrowings was 5.9%

We filed a registration statement with the Securities and Exchange Commission to register $300 million of shelf capacity for debt securities. The effective date of the filing was April 22, 1998. On May 12, 1998, we issued $150.0 million of 7.05% Notes under this registration statement. The Notes are due May 15, 2005. Proceeds from the issuance were used to repay borrowings under our revolving credit agreement. We have $150.0 million of shelf capacity remaining under this registration statement.

In June 1996, we filed a registration statement with the Securities and Exchange Commission for 4.4 million shares of common stock to be offered from time to time in connection with future acquisitions. As of June 30, 1998,
3.5 million shares remained unissued under this registration statement.

On September 25, 1997, we issued 2.25 million shares of common stock at $21.55 per share to Boise Cascade Corporation for total proceeds of $48.5 million. At June 30, 1998, Boise Cascade Corporation owned 81.2% of our outstanding common stock.

Net cash provided by operations in the first six months of 1998 was $45.2 million. This was the result of $49.4 million of net income, depreciation and amortization, and other noncash items, offset by a $4.2 million increase in working capital. Net cash used for investment in the first six months of 1998 was $46.6 million, which included $32.4 million of expenditures for property and equipment, and $4.0 million for acquisitions. Net cash provided by financing was $10.1 million for the first six months of 1998, resulting primarily from borrowings we made to fund technology developments and facility relocations.

Net cash provided by operations in the first six months of 1997 was $50.7 million. This was primarily the result of $42.3 million of net income, depreciation and amortization, and other noncash items, and an $8.3 million decrease in working capital. Net cash used for investment in the first six months of 1997 was $142.5 million, which included $30.3 million of expenditures for property and equipment, and $99.7 million for acquisitions. Net cash provided by financing was $116.6 million for the first six months of 1997, resulting primarily from borrowings we made to fund acquisitions.

The majority of our 1998 and 1997 acquisitions have been completed for cash, resulting in higher outstanding balances under our credit agreement and short-term borrowing capacity. The increase in borrowings has caused interest expense to increase for the first six months of 1998 compared to the same period of 1997.

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

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for financial statements for fiscal years beginning after December 31, 1998, with earlier application encouraged. We currently account for software costs generally in accordance with this SOP.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. We plan to adopt this Statement in the first quarter of 2000. We are in the process of reviewing this new Statement. We historically have only used derivative financial instruments in connection with foreign exchange or interest rate risks related to specific transactions and not for speculative purposes. As our international operations expand, we will continue to evaluate the related foreign currency risks; but at this time, adoption of this Statement is not expected to have a significant impact on our results of operations or financial position.

Year 2000 Computer Issue

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. We utilize software and related computer technologies that will be affected by this issue. We are currently implementing, or planning to implement, several computer system replacements or upgrades before the year 2000, all of which will be year 2000 compliant. Most of the costs associated with these replacements and upgrades have been or will be deferred. (See Note 4 in "Notes to Quarterly Financial Statements.") We have evaluated what actions will be necessary to make our remaining computer systems year 2000 compliant and expect to complete all necessary changes by year-end 1999. The expense associated with these actions is expected to total $4.0 million to $5.0 million, with the majority being spent during 1997 and 1998. We have discussed this issue with our significant suppliers and large customers to determine the extent to which we could be affected if their systems are not year 2000 compliant. While there can be no guarantee that systems of other companies will be year 2000 compliant before the year 2000, we currently do not expect any material adverse effects to the Company.

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

Risk Factors Associated With Forward Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward looking statements" which involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, continued same-location sales growth; the timing and amount of any paper price changes; the changing mix of products sold to our customers; the pace and success of our acquisition program; the timing and success of efforts to make systems year 2000 compliant; the success of cost structure improvements; the success of new product line introductions; the uncertainties of expansion into international markets, including currency exchange rates, legal and regulatory requirements, and other factors; and competitive and general economic conditions.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on April 21, 1998. A total of 65,649,758 shares of common stock was outstanding and entitled to vote at the meeting. Of the total outstanding, 64,375,343 shares were represented at the meeting and 1,274,415 shares were not voted.

Shareholders cast votes for the election of the following directors whose terms expire in 2001:

                                     In Favor              Withheld
John B. Carley                      63,002,831            1,372,512
George J. Harad                     62,962,081            1,413,262
Christopher C. Milliken             62,976,164            1,399,179

Continuing in office are James G. Connelly III and Peter G. Danis Jr., whose terms expire in 2000, and Theodore Crumley and A. William Reynolds, whose terms expire in 1999.

The shareholders also ratified the appointment of Arthur Andersen LLP, as the Company's independent auditors for the year 1998 with votes cast 64,245,665 for, 102,870 against, and 26,808 abstained.

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

                                    BOISE CASCADE
                                    OFFICE PRODUCTS CORPORATION

   As Duly Authorized Officer and
   Chief Accounting Officer:        /s/Darrell R. Elfeldt
                                    Darrell R. Elfeldt
                                    Vice President and Controller

Date:  August 11, 1998






































                  BOISE CASCADE OFFICE PRODUCTS CORPORATION
                              INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                      for the Quarter Ended June 30, 1998

Number      Description                                      Page
11          Computation of Per Share Earnings

27          Financial Data Schedule