Form 10-Q
period 1998-09-30
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1998-11-12
CIK 938839

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                F O R M 10-Q


(X) Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 1998


( ) Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934


For the transition period from ________________ to ________________


Commission File Number:  1-13662


                  BOISE CASCADE OFFICE PRODUCTS CORPORATION


  State of Incorporation                 IRS Employer Identification No.
        Delaware                                   82-0477390


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                   Shares Outstanding
          Class                                  as of October 31, 1998
  Common Stock, $.01 par value                          65,728,524




                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
           (expressed in thousands, except share information)
                               (unaudited)

                                        Three Months Ended September 30
                                            1998                 1997
Net sales                                $ 760,437            $ 679,877
Cost of sales, including purchases
   from Boise Cascade Corporation
   of $71,731 and $57,231                  571,978              509,557
                                         __________           __________
Gross profit                               188,459              170,320
                                         __________           __________

Selling and warehouse operating
   expense                                 145,554              127,373
Corporate general and administrative
   expense, including amounts paid
   to Boise Cascade Corporation
   of $657 and $653                         11,985               11,307
Goodwill amortization                        3,162                3,159
                                         __________           __________
                                           160,701              141,839
                                         __________           __________
Income from operations                      27,758               28,481
                                         __________           __________
Interest expense                             6,553                6,749
Other income, net                              422                  257
                                         __________           __________
Income before income taxes                  21,627               21,989
Income tax expense                           9,800                9,457
                                         __________           __________
Net income                               $  11,827            $  12,532


Earnings per share-basic                 $     .18            $     .20


Earnings per share-diluted               $     .18            $     .20


The accompanying notes are an integral part of these Financial Statements.



         BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
           (expressed in thousands, except share information)
                               (unaudited)

                                         Nine Months Ended September 30
                                            1998                 1997
Net sales                                $ 2,253,108        $ 1,878,218
Cost of sales, including purchases
   from Boise Cascade Corporation
   of $206,932 and $163,437                1,680,762          1,408,311
                                         ____________       ____________
Gross profit                                 572,346            469,907
                                         ____________       ____________

Selling and warehouse operating
   expense                                   431,163            351,352
Corporate general and administrative
   expense, including amounts paid
   to Boise Cascade Corporation
   of $1,944 and $1,947                       37,797             29,886
Goodwill amortization                          9,357              7,686
                                         ____________        ___________
                                             478,317            388,924
                                         ____________        ___________
Income from operations                        94,029             80,983
                                         ____________        ___________
Interest expense                              19,903             13,895
Other income, net                              1,301                390
                                         ____________        ___________
Income before income taxes                    75,427             67,478
Income tax expense                            32,283             28,325
                                         ____________        ___________
Net income                               $    43,144         $   39,153


Earnings per share-basic                 $       .66         $      .62


Earnings per share-diluted               $       .66         $      .62


The accompanying notes are an integral part of these Financial Statements.



         BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                               BALANCE SHEETS
                          (expressed in thousands)

                                              (unaudited)
                                            September 30         December 31
                                         1998          1997          1997
ASSETS

Current
  Cash and cash equivalents         $   39,729    $   12,598     $   28,755
  Receivables, less allowances
    of $8,730, $7,055, and $7,591      396,045       374,484        357,321
  Inventories                          213,170       186,571        197,990
  Deferred income tax benefits          16,313        13,995         14,223
  Other                                 19,860        24,994         23,808
                                    ___________   ___________    ___________
                                       685,117       612,642        622,097
                                    ___________   ___________    ___________

Property
  Land                                  27,586        27,900         28,913
  Buildings and improvements           142,037       111,981        127,430
  Furniture and equipment              199,902       180,154        175,778
  Accumulated depreciation            (143,603)     (129,447)      (129,951)
                                    ___________   ___________    ___________
                                       225,922       190,588        202,170
                                    ___________   ___________    ___________
Goodwill, net of amortization
  of $33,927, $20,450, and $24,019     442,657       433,497        438,830
Other assets                            39,677        24,804         28,391
                                    ___________   ___________    ___________
Total assets                        $1,393,373    $1,261,531     $1,291,488







The accompanying notes are an integral part of these Financial Statements.





         BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                               BALANCE SHEETS
            (expressed in thousands, except share information)

                                            (unaudited)
                                           September 30          December 31
                                        1998          1997            1997
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
  Notes payable                     $   74,000    $    1,200     $   23,300
  Current portion of long-term debt      2,531         2,997          2,917

  Accounts payable
    Trade and other                    288,198       235,880        238,773
    Boise Cascade Corporation           28,387        34,530         42,097
                                    ___________   ___________    ___________
                                       316,585       270,410        280,870
                                    ___________   ___________    ___________
  Accrued liabilities
    Compensation and benefits           32,154        30,496         30,717
    Income taxes payable                     -         4,662          3,370
    Taxes, other than income            16,973        15,821         18,718
    Other                               45,062        39,896         30,848
                                    ___________   ___________    ___________
                                        94,189        90,875         83,653
                                    ___________   ___________    ___________
                                       487,305       365,482        390,740
                                    ___________   ___________    ___________

Other
  Deferred income taxes                      -           371              -
  Long-term debt, less current
    portion                            317,480       366,731        357,595
  Other                                 33,225        36,043         37,518
                                    ___________   ___________    ___________
                                       350,705       403,145        395,113
                                    ___________   ___________    ___________
Shareholders' equity
  Common stock, $.01 par value,
    200,000,000 shares authorized;
    65,758,524, 65,586,125, and
    65,588,258 shares issued and
    outstanding at each period             658           656            656
  Additional paid-in capital           359,224       356,565        356,599
  Retained earnings                    198,558       137,680        155,412
  Accumulated other comprehensive
    income (loss)                       (3,077)       (1,997)        (7,032)
                                    ___________   ___________    ___________
  Total shareholders' equity           555,363       492,904        505,635
                                    ___________   ___________    ___________
Total liabilities and
  shareholders' equity              $1,393,373    $1,261,531     $1,291,488


The accompanying notes are an integral part of these Financial Statements.



         BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                          STATEMENTS OF CASH FLOWS
                          (expressed in thousands)
                                 (unaudited)

                                              Nine Months Ended September 30
                                                    1998          1997

Cash provided by (used for) operations
  Net income                                    $  43,144      $  39,153
  Items in income not using (providing) cash
    Depreciation and amortization                  37,106         29,291
    Deferred income taxes                          (3,392)        (1,754)
  Receivables                                     (37,185)       (14,933)
  Inventories                                     (13,991)         9,743
  Accounts payable and accrued liabilities         53,824         28,675
  Current and deferred income taxes                (6,808)        (7,430)
  Other, net                                        8,304         (7,614)
                                                __________     __________
    Cash provided by operations                    81,002         75,131
                                                __________     __________

Cash used for investment
  Expenditures for property and equipment         (47,710)       (44,182)
  Acquisitions                                     (4,042)      (243,984)
  Other, net                                      (28,479)       (20,504)
                                                __________     __________
    Cash used for investment                      (80,231)      (308,670)
                                                __________     __________

Cash provided by (used for) financing

  Additions to long-term debt                     159,645        219,999
  Payments of long-term debt                     (201,740)             -
  Notes payable                                    50,700        (35,500)
  Sale of stock                                         -         48,463
  Other, net                                        1,598            413
                                                __________     __________
    Cash provided by financing                     10,203        233,375
                                                __________     __________

Increase (decrease) in cash and cash equivalents   10,974           (164)
Balance at beginning of the period                 28,755         12,762
                                                __________     __________
Balance at September 30                         $  39,729      $  12,598




The accompanying notes are an integral part of these Financial Statements.



         BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION. Boise Cascade Office Products Corporation (together with its subsidiaries, "the Company" or "we"), headquartered in Itasca, Illinois, is a distributor of products for the office through its contract stationer and direct marketing channels.
     At September 30, 1998, Boise Cascade Corporation owned approximately 81% of our outstanding common stock.

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

(2) EARNINGS PER SHARE. Basic earnings per share for the three and nine months ended September 30, 1998 and 1997, were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods. Diluted earnings per share for the three and nine months ended September 30, 1998 and 1997, include the weighted average impact of stock options assumed exercised using the treasury method. Earnings per share is computed independently for each period. As a result, the total of the per share results for the first three quarters of 1997 does not equal the per share results for the nine months ended September 30, 1997.

     In 1997, we adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Earnings per share for 1997 have been restated to reflect SFAS 128.


(3) COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:

                           Three Months Ended        Nine Months Ended
                              September 30             September 30
                            1998         1997        1998         1997
                                 (expressed in thousands)

Net income                $11,827      $12,532      $43,144     $39,153
Other comprehensive
  income (loss)
   Cumulative foreign
    currency translation
    adjustment, net of
    income taxes            2,720       (1,931)       3,955      (3,493)
                          ________     ________     ________    ________
Comprehensive income,
  net of income taxes     $14,547      $10,601      $47,099     $35,660


Accumulated other comprehensive income (loss) for each period was as follows:

                                           September 30        December 31
                                        1998         1997         1997
                                           (expressed in thousands)
Balance at beginning of period:
  Minimum pension liability
   adjustment, net of income taxes   $  (417)     $   (24)     $   (24)
  Cumulative foreign currency
   translation adjustment, net of
   income taxes                       (6,615)       1,520        1,520
Changes within periods:
  Minimum pension liability
   adjustment, net of income taxes         -            -         (393)
  Cumulative foreign currency
   translation adjustment, net
   of income taxes                     3,955       (3,493)      (8,135)
                                     ________     ________     ________
Balance at end of period             $(3,077)     $(1,997)     $(7,032)

(4) DEFERRED SOFTWARE COSTS. We defer purchased and internally developed software and related installation costs for computer systems that are used in our business. Deferral of costs begins when technological feasibility of the project has been established and it is determined that the software will benefit future years. These costs are amortized on the straight-line method over a maximum of five years or the useful life of the product, whichever is less. If the useful life of the product is shortened, the amortization period is adjusted. "Other assets" in the Balance Sheets includes deferred software costs of $24.9 million, $15.0 million, and $17.5 million at September 30, 1998 and 1997, and December 31, 1997.


(5) DEBT. On June 26, 1997, we entered into a $450.0 million revolving credit agreement with a group of banks that expires in 2001 and provides for variable rates of interest based on customary indices. In October 1998, we entered into an interest rate swap with a notional amount of $25.0 million that expires in 2000. The swap results in an effective fixed interest rate with respect to $25.0 million of our revolving credit agreement borrowings. The revolving credit agreement contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. We may, subject to the covenants contained in the credit agreement and to market conditions, refinance existing debt or raise additional funds through the agreement and through other external debt or equity financings in the future. At September 30, 1998, borrowing under the revolving credit agreement was $150.0 million.

     In addition to the amount outstanding under the revolving credit agreement, we had $74.0 million and $1.2 million of short-term notes payable at September 30, 1998 and 1997. The maximum amount of short-term notes payable during the nine months ended September 30, 1998 and 1997, was $116.6 million and $294.8 million. The average amount of short-term notes payable during the nine months ended September 30, 1998 and 1997, was $64.7 million and $39.5 million. The weighted average interest rate for the short-term notes payable was 5.9% and 5.8% for the periods.

     We filed a registration statement with the Securities and Exchange Commission to register $300.0 million of shelf capacity for debt securities. The effective date of the filing was April 22, 1998. On May 12, 1998, we issued $150.0 million of 7.05% Notes under this registration statement. The Notes are due May 15, 2005. Proceeds from the issuance were used to repay borrowings under our revolving credit agreement. We have $150.0 million of borrowing capacity remaining under this registration statement.

     Cash payments for interest were $16.5 million and $13.0 million for the nine months ended September 30, 1998 and 1997.

(6) TAXES. The estimated tax provision rate for the first nine months of 1998 was 43.0%, compared with an estimated tax provision rate of 42.0% for the same period in the prior year. The increase is primarily due to a shift in expected income and losses among our foreign operations and the decrease in anticipated total income.

     For the nine months ended September 30, 1998 and 1997, we paid income taxes, net of refunds received, of $39.9 million and $30.7 million.

(7) ACQUISITIONS. During the first nine months of 1998, we completed two acquisitions, and during the first nine months of 1997, we completed seven acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

     On January 12, 1998, we acquired the direct marketing business of Fidelity Direct, based in Minneapolis, Minnesota. On February 28, 1998, we acquired the direct marketing business of Sistemas Kalamazoo, based in Spain. These transactions were completed for cash of $4.0 million, debt assumed of $0.2 million, and the recording of $3.8 million of acquisition liabilities.

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

     On July 7, 1997, we acquired 100% of the shares of Jean-Paul Guisset S.A. ("JPG"), a French corporation. JPG is a direct marketer of office products in France. The negotiated purchase price was FF850.0 million (US$144.0 million) plus a price supplement payable in the year 2000, if certain earnings and sales growth targets are reached. No liability has been recorded for the price supplement as the amount of payment, if any, is not assured beyond a reasonable doubt. If 1998 results are duplicated in 1999, the price supplement to be paid would be approximately US$29.0 million. In addition to the cash paid, we recorded US$5.8 million of acquisition liabilities and assumed
     US$10.1 million of long-term debt. In December 1997, Otto purchased a 10% interest in JPG, with an option to purchase an additional 40% interest before January 15, 1999.

     Unaudited pro forma results of operations reflecting the acquisitions would have been as follows. If the 1998 acquisitions had occurred January 1, 1998, sales for the first nine months of 1998 would have remained $2.3 billion, net income would have increased to $43.2 million, and basic earnings per share would have remained $.66. If the 1998 and 1997 acquisitions had occurred January 1, 1997, sales for the first nine months of 1997 would have increased to $2.0 billion, net income would have increased to $39.8 million, and basic earnings per share would have increased to $.63. The unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1998, Compared with Three Months Ended September 30, 1997

Results of Operations

Net sales in the third quarter of 1998 increased 12% to $760.4 million, compared with $679.9 million in the third quarter of 1997. The growth in sales resulted primarily from same-location sales growth. Same-location sales increased 10% in the third quarter of 1998, compared with the third quarter of 1997.

Cost of sales, which includes the cost of merchandise sold and delivery and occupancy costs, increased to $572.0 million in the third quarter of 1998, which was 75.2% of net sales. This compares with $509.6 million reported in the same period of the prior year, which represented 74.9% of net sales. Gross profit as a percentage of net sales was 24.8% and 25.1% for the third quarters of 1998 and 1997. Gross profit decreased in the third quarter of 1998 partly because of increased delivery and occupancy costs at our Canadian operations, as a result of operational challenges associated with the move into a new distribution center in Toronto.
Operating expense was 21.1% of net sales in the third quarter of 1998, compared with 20.9% in the third quarter of 1997. The increase was due, in part, to our direct marketing acquisitions, which have both higher gross margins and higher operating expenses. The increase was also due to higher operating costs at our Canadian operations, as a result of operational challenges associated with the move into a new Toronto distribution center. Within the operating expense category, selling and warehouse operating expense was 19.1% of net sales in the third quarter of 1998, compared with 18.7% in the third quarter of 1997. Corporate general and administrative expense was 1.6% of net sales in the third quarter of 1998, compared with 1.7% in 1997. Goodwill amortization was $3.2 million for both the third quarters of 1998 and 1997.

As a result of the factors discussed above, income from operations in the third quarter of 1998 decreased to $27.8 million, or 3.7% of net sales, compared with third quarter 1997 operating income of $28.5 million, or 4.2% of net sales.

Interest expense was $6.6 million in the third quarter of 1998, compared with $6.7 million in the third quarter of 1997. The decrease in interest expense resulted from capitalization of interest during the third quarter of 1998 in connection with several facility expansions; lower outstanding principal, on average; and some fluctuation in variable interest rates, offset by the higher interest rate on our 7.05% Notes issued in May 1998.

Net income in the third quarter of 1998 decreased to $11.8 million, or 1.6% of net sales, compared with $12.5 million, or 1.8% of net sales in the same period of the prior year.

Nine Months Ended September 30, 1998, Compared with Nine Months Ended September 30, 1997

Net sales for the nine months ended September 30, 1998, increased 20% to $2.3 billion, compared with $1.9 billion a year ago. The increase was due to a combination of acquisitions and same-location sales growth. Same-location sales increased 11% year to year.

Cost of sales, which includes the cost of merchandise sold and delivery and occupancy costs, increased to $1.7 billion for the nine months ended September 30, 1998, which was 74.6% of net sales. This compares with $1.4 billion reported in the same period of the prior year, which represented 75.0% of net sales. Gross profit as a percentage of net sales was 25.4% and 25.0% for the first nine months of 1998 and 1997. The increase was primarily due to increases in our domestic contract stationer and direct marketing gross margins. The increase was offset slightly by higher delivery and occupancy costs at our Canadian operations that resulted from operational challenges as we moved into a new distribution center in Toronto..

Operating expense was 21.2% of net sales for the first nine months of 1998, compared with 20.7% in the same period of the prior year. This increase resulted, in part, from our direct marketing acquisitions, which have both higher gross margins and higher operating expenses. Direct marketing acquisitions made in the last half of 1997 increased our cost average compared to the prior year. Operating expense for the first nine months of 1998 also increased due to higher operating costs at our Canadian operations that resulted from operational challenges associated with the move into a new Toronto distribution center. Within the operating expense category, selling and warehouse operating expense was 19.1% of net sales for the first nine months of 1998, compared with 18.7% in 1997. Corporate general and administrative expense was 1.7% of net sales for the first nine months of 1998, compared with 1.6% in 1997. Goodwill amortization increased to $9.4 million for the first nine months of 1998, compared with $7.7 million in 1997. The increase in goodwill amortization was the result of recording goodwill arising from our acquisitions.

As a result of the factors discussed above, income from operations for the first nine months of 1998 increased to $94.0 million, or 4.2% of net sales, compared with 1997 operating income of $81.0 million, or 4.3% of net sales.

Interest expense was $19.9 million for the first nine months of 1998, compared with $13.9 million in 1997. The increase in interest expense resulted primarily from debt incurred in conjunction with our acquisition and capital spending programs. The increase also was due to our issuance of $150.0 million of 7.05% Notes in May 1998, which have a slightly higher interest rate than our revolving credit agreement and short-term notes payable.

Net income for the first nine months of 1998 increased to $43.1 million, or 1.9% of net sales, compared with $39.2 million, or 2.1% of net sales in the same period of the prior year.

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

To finance our capital requirements, we expect to rely upon funds from a combination of sources. In addition to cash flow from operations, we have a $450.0 million revolving credit agreement that expires in 2001 and provides for variable rates of interest based on customary indices. In October 1998, we entered into an interest rate swap with a notional amount of $25.0 million that expires in 2000. The swap results in an effective fixed interest rate with respect to $25.0 million of our revolving credit agreement borrowings. The credit agreement is available for acquisitions and general corporate purposes. It contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. At September 30, 1998, $150.0 million was outstanding under this agreement. We may, subject to the covenants contained in the credit agreement and to market conditions, refinance existing debt or raise additional funds through the agreement and through other external debt or equity financings in the future.

In addition to the amount outstanding under the revolving credit agreement, we had short-term notes payable of $74.0 million at September 30, 1998. The maximum amount of short-term notes payable during the nine months ended September 30, 1998, was $116.6 million. The average amount of short-term notes payable during the nine months ended September 30, 1998, was $64.7 million. The weighted average interest rate for the short-term notes payable was 5.9%.

We filed a registration statement with the Securities and Exchange Commission to register $300.0 million of shelf capacity for debt securities. The effective date of the filing was April 22, 1998. On May 12, 1998, we issued $150.0 million of 7.05% Notes under this registration statement. The Notes are due May 15, 2005. Proceeds from the issuance were used to repay borrowings under our revolving credit agreement. We have $150.0 million of borrowing capacity remaining under this registration statement.

In June 1996, we filed a registration statement with the Securities and Exchange Commission for 4.4 million shares of common stock to be offered from time to time in connection with future acquisitions. As of September 30, 1998, 3.5 million shares remained unissued under this registration statement.

On September 25, 1997, we issued 2.25 million shares of common stock at $21.55 per share to Boise Cascade Corporation for total proceeds of $48.5 million. At September 30, 1998, Boise Cascade Corporation owned 81.2% of our outstanding common stock.

Net cash provided by operations in the first nine months of 1998 was $81.0 million. This was the result of $76.9 million of net income, depreciation and amortization, and other noncash items; and a $4.1 million decrease in working capital. Net cash used for investment in the first nine months of 1998 was $80.2 million, which included $47.7 million of expenditures for property and equipment and $4.0 million for acquisitions. Net cash provided by financing was $10.2 million for the first nine months of 1998, resulting primarily from borrowings we made to fund technology developments and facility relocations.

Net cash provided by operations in the first nine months of 1997 was $75.1 million. This was the result of $66.7 million of net income, depreciation and amortization, and other noncash items; and an $8.4 million decrease in working capital. Net cash used for investment in the first nine months of 1997 was $308.7 million, which included $44.2 million of expenditures for property and equipment and $244.0 million for acquisitions. Net cash provided by financing was $233.4 million for the first nine months of 1997, resulting primarily from borrowings we made to fund acquisitions.

The majority of our 1998 and 1997 acquisitions have been completed for cash, resulting in higher outstanding balances under our credit agreement and short-term borrowing capacity. The increase in borrowings has caused interest expense to increase for the first nine months of 1998 compared with the same period of 1997.

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

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for financial statements for fiscal years beginning after December 31, 1998, with earlier adoption encouraged. We currently account for software costs generally in accordance with this SOP.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. We plan to adopt this Statement in the first quarter of 2000. We are in the process of reviewing this Statement. As our international operations expand, we continue to evaluate the related foreign currency risks; but at this time, adoption of this Statement is not expected to have a significant impact on our results of operations or financial position.

Year 2000 Computer Issue

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. We utilize software and related computer technologies that will be affected by this issue. We are currently implementing, or planning to implement, several computer system replacements or upgrades before the year 2000, all of which will be year 2000 compliant. Most of the costs associated with these replacements and upgrades have been or will be deferred. (See Note 4 in "Notes to Quarterly Financial Statements.") We have evaluated what actions will be necessary to make our remaining computer systems year 2000 compliant and expect to complete all necessary changes by year-end 1999. The expense associated with these actions is expected to total $4.0 to $5.0 million, with the majority being spent during 1997 and 1998. We have discussed this issue with our significant suppliers and large customers to determine the extent to which we could be affected if their systems are not year 2000 compliant. While there can be no guarantee that systems of other companies will be year 2000 compliant before the year 2000, we currently do not expect any material adverse effects to the Company.

The Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the Euro. The participating countries have agreed to adopt the Euro as their common legal currency on that date. The conversion to the Euro will require certain changes to our information technology and other systems to accommodate Euro-denominated transactions. The cost of these changes is not expected to be material to the Company. We currently expect all of our European operations to be Euro compliant by the end of 1998.

While the competitive impact of the Euro conversion remains uncertain, we currently do not anticipate a negative impact on our European operations. Alternatively, the conversion to the Euro may provide additional marketing opportunities for our European operations.

Business Outlook

We expect our cross-selling efforts in furniture, computer-related consumables, promotional products, and office papers to result in additional sales to our existing customers. We also expect to grow sales by developing business with new customers. The pace of our revenue growth will partially depend on the success of these initiatives and the strength of the U.S. economy. It will also depend, in part, on our plans to make further acquisitions in the U.S. and internationally. Our level of future acquisition activity will reflect the extent of economically acceptable opportunities available to us.

Several of our recent acquisitions have presented significant challenges. Those operations that have underperformed our expectations are being seriously addressed. In all cases, these businesses will be restructured to an acceptable level of profitability, or exited, as is appropriate in each case.

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


Risk Factors Associated with Forward Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward looking statements" which involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, continued same-location sales growth; the timing and amount of any paper price changes; the changing mix of products sold to our customers; the pace and success of our acquisition program; the timing and success of efforts to make systems year 2000 and Euro compliant; the success of cost structure improvements; the success of new product line introductions; the uncertainties of expansion into international markets, including currency exchange rates, legal and regulatory requirements, and other factors; and competitive and general economic conditions.


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

In October 1998, we entered into an interest rate swap with a notional amount of $25.0 million that expires in 2000. The swap results in an effective fixed interest rate with respect to $25.0 million of our revolving credit agreement borrowings.

Our operations in Australia, Belgium, Canada, France, Germany, Spain, and the United Kingdom are denominated in currencies other than U.S. dollars. Each of our operations conducts substantially all of its business in its local currency with minimal cross-border product movement. As a result, these operations are not subject to material operational risks associated with fluctuations in exchange rates. Furthermore, our results of operations were not materially impacted by the translation of our other operations' currencies into U.S. dollars. Because we intend to expand the size and scope of our international operations, this exposure to fluctuations in exchange rates may increase. Accordingly, no assurance can be given that our future results of operations will not be adversely affected by fluctuations in foreign currency exchange rates. Although we currently are not engaged in any foreign currency hedging activities, we may consider doing so in the future. Such future hedges would be intended to minimize the effects of foreign exchange rate fluctuations on our investment and would not be done for speculative purposes.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not currently involved in any legal or administrative proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

                                    BOISE CASCADE OFFICE
                                    PRODUCTS CORPORATION

  As Duly Authorized Officer and
  Chief Accounting Officer:         /s/Darrell R. Elfeldt
                                    Darrell R. Elfeldt
                                    Vice President and Controller


Date:  November 11, 1998





                   BOISE CASCADE OFFICE PRODUCTS CORPORATION
                               INDEX TO EXHIBITS
                  Filed With the Quarterly Report on Form 10-Q
                    for the Quarter Ended September 30, 1998


Number        Description                                     Page
11            Computation of Per Share Earnings

27            Financial Data Schedule