Form 10-K405
period 1998-12-31
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1999-03-25
CIK 938839

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission File number 1-13662

                    BOISE CASCADE OFFICE PRODUCTS CORPORATION
                            800 West Bryn Mawr Avenue
                             Itasca, Illinois 60143
                                 (630) 773-5000

A Delaware Corporation                                                82-0477390

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                Name of exchange on which registered
   Common Stock, $.01 par value                   New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on February 26, 1999: $148,317,600.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding
           Class                                  as of February 26, 1999
           -----                                  -----------------------
 Common Stock, $.01 par value                           65,758,524

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The registrant's annual report for the fiscal year ended December 31, 1998, portions of which are incorporated by reference into Parts I, II, III, and IV of this Form 10-K, and
2. Portions of the registrant's proxy statement relating to its 1999 annual meeting of shareholders to be held on April 20, 1999, are incorporated by reference into Part III of this Form 10-K ("the Company's proxy statement") and
3. The registrant's Income Statement and Notes to Quarterly Financial Statements from the fourth quarter Fact Book for the three months ended December 31, 1998, are incorporated by reference into Parts II and IV of this Form 10-K.

                    BOISE CASCADE OFFICE PRODUCTS CORPORATION

                                TABLE OF CONTENTS

                                     PART I
  Item                                                                                       Page
  ----                                                                                       ----
   1.    Business.........................................................................     3

   2.    Properties.......................................................................    12

   3.    Legal Proceedings................................................................    13

   4.    Submission of Matters to a Vote of Security Holders..............................    13


                                     PART II
   5.    Market for Registrant's Common Equity and Related Stockholder Matters............    13

   6.    Selected Financial Data..........................................................    14

   7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................................    15

  7A.    Quantitative and Qualitative Disclosures About Market Risk.......................    15

   8.    Financial Statements and Supplementary Data......................................    15

   9.    Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure..........................................................    15


                                    PART III
  10.    Directors and Executive Officers of the Registrant...............................    16

  11.    Executive Compensation...........................................................    18

  12.    Security Ownership of Certain Beneficial Owners and Management...................    18

  13.    Certain Relationships and Related Transactions...................................    19


                                     PART IV
  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................    19

This Form 10-K contains "forward-looking statements" that involve uncertainties and risks. When used in this document, the words "believe," "intend," "expect," "plan," and similar expressions are intended to identify forward-looking statements. There can be no assurance that actual results will not differ from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, among others: the success of developing business with new customers and of cross-selling efforts to existing customers; the success of prospecting efforts; the timing and amount of any paper price changes; the success of our restructuring efforts; the pace of acquisitions and the success of integrating acquisitions; continued same-location sales growth; the timing and success of efforts to make systems year 2000 and Euro compliant; the success of new initiatives; the availability of financing for future acquisitions; the mix of our sales by product category and country; the pace of cost structure improvements; the capabilities of operating and computer systems; and the uncertainties of expansion into international markets, including currency exchange rates, legal and regulatory requirements, and other factors.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Boise Cascade Office Products Corporation ("BCOP" and together with its subsidiaries, the "Company" or "we") is one of the world's premier business-to-business distributors of products for the office. We sell a broad line of branded and private label office supplies, office furniture, paper, computer consumables, and promotional products. We purchase most of our products directly from manufacturers and distribute them directly to business customers.

Throughout our 35-year history, our primary marketing focus has been and remains business customers. For much of that time, we concentrated on serving the commodity office supply needs of large businesses in the United States. More recently, we have broadened our marketing focus to include small and medium-sized businesses, expanded our array of products and services, and entered several international office products distribution markets.

Until 1996, we operated only in the U.S., where we are one of the premier distributors of office products. Since 1996, we have expanded into Australia, Belgium (under the name JPG), Canada (under the name Grand & Toy), France (under the names JPG and Boise Cascade Office Products France), Spain (under the name Sistemas Kalamazoo), and the United Kingdom (under the names Neat Ideas and Boise Cascade Office Products UK). In 1998, foreign operations accounted for approximately 23% of our total net sales. For financial information about our foreign operations, see Note 10, "Segment Information," of the Notes to Financial Statements in our 1998 Annual Report, which is incorporated by reference.

Our integrated network of 48 distribution centers in the U.S. enables us to provide consistent products, prices, and service to our national account customers. It also enables us to provide next-day delivery of virtually all orders to our large business customers and over 75% of orders to our small business customers. In Canada we have a national network of eight distribution centers. In Australia we have a national network of seven distribution centers. In the U.K. and Western Europe we have five distribution centers which will form the nucleus of our network in Europe.

In the fourth quarter of 1998, we initiated a plan to restructure our operations in the United Kingdom (the "restructuring"). The restructuring involves closing seven small facilities and an administrative office and integrating selected functions of our U.K. subsidiaries. These closures are expected to be completed during the first half of 1999.

Also during December 1998, we terminated our joint venture with Otto Versand ("Otto"). As a result of the dissolution of the joint venture, Otto acquired our 50% interest in the joint venture. In addition, we repurchased Otto's 10% ownership interest in Jean-Paul Guisset, S.A. ("JPG"), our French direct marketing subsidiary. JPG is now 100% owned by the Company. For more information about our restructuring and joint venture dissolution, see "Other operating expense" in Footnote 1, "Summary of Significant Accounting Policies," of our Notes to Financial Statements in our 1998 Annual Report, which is incorporated by reference.


BUSINESS STRATEGY

We have grown rapidly due to both acquisitions and same-location sales increases. For the last three years, our year-over-year increases in net sales, sales on a same-location basis, and operating income have been as follows:

                                   Year-Over-Year Growth
                                   ---------------------

               Year      Net Sales     Same-Location Sales     Operating Income
               ----      ---------     -------------------     ----------------
               1998         18%                11%                    10% (1)
               1997         31%                14%                    18%
               1996         51%                14%                    46%

               (1) Before charges related to European restructuring and joint venture dissolution. See "Other operating expense" in Footnote 1, "Summary of Significant Accounting Policies," of the Notes to Financial Statements in our 1998 Annual Report, which is incorporated by reference.

We believe that the distribution of office products to business customers continues to present growth opportunities. Our business strategy for exploiting these opportunities includes the following elements:

         INCREASE SALES OF CORE PRODUCTS AND ADD NEW PRODUCTS AND SERVICES

         We plan to increase sales of core products, such as computer consumables, promotional products, office furniture, and office paper. As part of our growth strategy, we offer customized procurement and product-related support services to our customers. By broadening our products and services, we are better able to meet the needs of those customers interested in reducing their supplier base and taking advantage of "one-stop shopping." This also leverages our distribution and systems infrastructure.

         In response to our customers' needs for computer consumables, we market computer-related products from 28 of our U.S. distribution centers under the name Boise Technology. Our sales of computer consumables represented approximately 10 percent of our net sales in 1998. In our U.S. promotional products business, Boise Marketing Services, Inc. ("BMSI"), we completed the systems integration of our two previous acquisitions. We are positioned to take full advantage of the available cross-selling opportunities. Our sales of promotional products represented approximately four percent of our net sales in 1998. Our growth strategy also targets increasing office furniture sales across the system. Our office furniture sales in 1998 represented approximately 12 percent of our net sales. Office paper is also an important part of our strategy. Our sales of office paper represented approximately 13 percent of our net sales in 1998.

         In 1998, we entered into a co-marketing agreement with Wallace Computer Services, Inc., a custom printer and forms distributor, to create the alliance, Boise-Wallace Single SourceTM. This alliance allows us to offer our U.S. customers single-contact access to an integrated supply system for office consumables, while ultimately reducing customer cost. Wallace is a recognized leader in forms and consumable supplies management services, and one of the largest manufacturers and distributors of information management products in the United States. In January 1999, we acquired Wallace's office supplies business and expect many of these new customers to join the Boise-Wallace alliance. We expect this alliance will be the first of several such arrangements created to serve our customers' needs.

         BROADEN OUR CUSTOMER BASE

         * We plan to increase our national account business. We define a "national account" as a multi-site customer served by two or more of our distribution centers under a single contract. Large businesses with many office sites across the U.S. are increasingly seeking to reduce product and process costs by purchasing all of their office products needs from a single company with national distribution capability under one centrally-negotiated national contract.

         We believe that we currently have a competitive advantage with respect to such businesses. In the U.S., our network of integrated distribution centers enables us to provide consistent delivery of products, prices, and service across all customer locations. A key element of our strategy is to use this advantage to expand our business with national account customers.

         We have a specialized national account marketing staff dedicated to building and maintaining our business with national accounts. Our sales to such customers have grown significantly.

         We are pursuing a similar national account strategy in our foreign operations, which may serve multi-national accounts as well.

         * We plan to increase our business with middle-size customers. These are businesses with 25 to 100 employees. Our Boise-Express initiative is a custom-designed sales effort aimed specifically at middle-size customers. We believe that the Boise-Express initiative provides the most convenient and cost-effective way for middle-size customers to purchase office products. An important element in our growth strategy is to expand our business with middle-size customers, in both geographic coverage and product offerings.

         * We plan to increase our business with small business customers. Starting with our April 1994 acquisition of the office products distribution business of Reliable, we have expanded our direct marketing capabilities, both in the U.S. and abroad. In December 1995, we acquired Neat Ideas, the United Kingdom's second largest office products direct marketer. In 1997, we began direct marketing in Canada. In July 1997, we purchased Jean-Paul Guisset S.A. ("JPG"), France's third largest office products direct marketer. In January 1998, we expanded our product offering when we purchased the business of Fidelity Products Inc., a direct marketer of graphic arts supplies and warehouse and shipping supplies. Also in 1998, we acquired Sistemas Kalamazoo, a direct marketer of office products in Spain. We also began direct marketing office products in Belgium in 1998. Our sales to small business customers represented approximately 17 percent of our net sales in 1998.

         EXPAND OUR GEOGRAPHIC SCOPE

         We have businesses in Australia, Belgium, Canada, France, Spain, and the United Kingdom, as well as the United States. We intend to enter the office products distribution business in other countries where practical and profitable, as well as to expand our operations in those countries where we currently operate. We expect to do this through a combination of acquisitions, joint ventures, alliances, start-ups, and same-location growth.

Our growth strategy has both an acquisition and an internal growth component; the mix for any given element will be different year to year because of business opportunities, capital availability, and other priorities.

Acquisitions have been, and we expect them to continue to be, an important element of our strategy. Acquisition decisions will be driven by our desire to provide quality service to our customers and by the availability of opportunities which suit our requirements. The near-term focus of our acquisition program is to increase our presence abroad as well as to expand our offerings in the United States. We typically seek to retain management of each acquired business and to draw upon its specialized knowledge. In addition, we intend to integrate acquired businesses into our distribution networks to the extent it is appropriate and cost-effective.

In the U.S., we have opened new distribution centers in selected metropolitan areas to establish or expand our presence where we could not find an appropriate acquisition candidate. While a start-up typically requires a smaller initial capital investment than an acquisition, it may take two to four years to achieve profitability. We have transferred a base of business from existing distribution centers to our recent start-ups in order to speed this process. In the next few years, we expect to relocate certain existing distribution centers into new and larger facilities to support our growth.

An aggressive acquisition and expansion program such as ours is not without risk. Competition, availability of suitable candidates, or capital availability all may affect our ability to complete targeted acquisitions. In addition, we encounter various risks associated with each acquisition which we do complete, including the possible inability to integrate the acquired business into our distribution network, increased goodwill amortization, diversion of management's attention, and unanticipated problems, costs, or liabilities, some or all of which could have a material adverse effect on our operations and financial performance. The management and integration risks of foreign acquisitions are greater. Additional risks in foreign countries include those associated with currency exchange rates, new and different legal and regulatory requirements, and language and cultural differences.

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

     During 1998, we completed the implementation of a new order-entry computer system in our integrated U.S. distribution centers. We can provide consistent next-day delivery of virtually all products offered in our full-line catalog, at agreed-upon prices and service levels, to all of our large business customers. Over 75% of orders to our small business customers can be delivered the next day. Our integrated system facilitates the delivery of consistent products, pricing, service, and reporting to our national account customers. In addition, it enables us to reduce operating costs by centralizing certain administrative, logistical, and other management functions. For example, we are able to centrally monitor inventory levels and forecast future demand for items stocked at our distribution centers. As a result, the responsibility for rebuying our most frequently ordered items is a centralized function. This has reduced our inventory restocking costs and improved inventory turn rates. We plan to continue converting recently and newly acquired distribution centers to this common system.

Our merchandising activities are centralized, including product selection; catalog preparation; and vendor selection, management, and evaluation. Sales training, marketing programs, activity-based cost management programs, accounting, logistics, and human resources management are other functions that are primarily or totally managed centrally and can benefit from economies of scale as we grow.

Providing responsive and cost-effective customer service is a critical element of our business model. We must maintain an appropriate balance between centralization and local autonomy in serving our customers. Our integrated computer system enables us to organize certain customer support functions in a centralized, cost-effective manner without compromising customer focus. We provide customer service at each distribution center to handle location-specific matters, and operate centralized call centers which enter customer orders and respond to customer inquiries about product alternatives, order status, billing, and other matters. We have centralized call centers at Peru and Ottawa, Illinois, and Bristol, Virginia, to handle inbound orders and inquiries for our customers. In 1999, we are opening an inbound call center in Casper, Wyoming.

     A substantial part of our internal capital spending is dedicated to improving operating efficiency. In addition to seeking to improve the efficiency of our individual distribution centers, our logistics experts focus on the efficiency of our distribution network as a whole in each of the countries where we operate. Stocking strategies, distribution center configurations, and delivery methods are all being designed to serve customers better while minimizing our investment and controlling our operating costs. In the U.S., we continue to consolidate our order fulfillment operations. We have an intercompany agreement under which nine of BCOP's distribution centers fill orders for Reliable. Our steps to date have increased the next-day delivery coverage of Reliable's operations and have reduced our overall occupancy and delivery costs (as a percentage of net sales).

We believe that a local distribution center presence is important to many of our customers and can provide a competitive advantage within a specific metropolitan area. While national accounts are coordinated centrally, our sales force is distributed across our national network and supervised locally. Each distribution center is a profit center. Its general manager is responsible for local account targeting, pricing, and servicing; distribution center productivity; sales management; and location-specific or customer-specific products and services, alliances, and promotions. In each local market, our management team and sales representatives develop and offer customized services, from stocking customer-unique products to special reporting and delivery services, to meet the needs of their customers.

Our business model is data intensive. Through our activity-based cost management system ("ABCM"), we measure our costs by activity, and then by customer and by product. ABCM facilitates cost comparisons across all distribution centers so that "best practices" can be identified and replicated where appropriate. The ABCM system enables us to directly attribute over 90% of our actual costs to specific customer-related activities. We also measure on an ongoing basis on-time delivery, order accuracy and completeness, supplier performance by location, customer satisfaction, associate satisfaction, and key process stability and capability. We believe that these measurement systems, including ABCM, provide us with a competitive advantage.

International. In the foreign countries where we have operations, we are applying the major elements of our domestic business model: to take maximum advantage of our centralized national capabilities and our local presence, to link each of the facilities via computer, to offer similar products across the entire system, to serve the full range of customers from each facility, and to centralize a variety of functions where it is efficient and cost effective to do so, while performing certain other functions locally.


PRODUCTS

Our net sales by product category, expressed as a percentage of our total net sales, during each of the last three years were as follows:

                                         Year Ended December 31
                                     --------------------------------
                                      1998        1997           1996
                                     -----        ----           ----
          Office Supplies (1)          61%         66%            68%
          Office Paper                 13%         13%            15%
          Office Furniture (2)         12%         11%            11%
          Computer Consumables         10%          7%             6%
          Promotional Products          4%          3%            --%
                                     -----        ----           ----
                                      100%        100%           100%
                                      ====        ====           ====

          (1) Includes, among many other products, pens, staplers, file folders, binders, and calculators
          (2) Includes desks, chairs, file cabinets, computer stations, and furniture accessories


SALES AND MARKETING

Electronic Commerce. As part of our overall program for electronic data interchange with our large business customers, we developed and offer an Internet-based ordering system. This system allows customers to order our complete range of products "on-line." It provides customers with customized levels of security and authorizations to ensure that each order has the proper approval. Features include multi-tiered approvals, user-customized security, credit card capabilities, a variety of viewing options, and true electronic data interchange ("EDI") capabilities. To use it, customers only need access to the Internet and browser software.

We also developed and offer a CD-ROM version of our annual full-line catalog. Interactive features of the CD-ROM catalog provide customers, by computer, the same information on each item as the printed version of the catalog provides. The features also permit a customer to view complementary items, see prices specific to that customer, and order electronically.

EDI between our mainframe computer and our large business customers' systems, local-area-network-based electronic commerce systems, and the systems mentioned above accounted for approximately 20% of our inbound order volume in 1998.

OPERATIONS

Logistics and systems support. Advanced information technology is critical in a nationwide distribution business involving thousands of different products being delivered under tight time constraints. We were a pioneer in our industry in the use of computer systems to facilitate this process. We have developed and use customized software applications to carry out or assist in performing a great variety of business functions. During 1998, we completed the implementation of a new order-entry computer system in our integrated U.S. distribution centers.

Order entry. We offer a wide range of order entry options to our customers. Customers wishing to place an order with us in the U.S. may (1) enter the order by using a personal computer or other computer interface, including on-line ordering; (2) convey the order by telephone or facsimile transmission to a customer service representative at a local distribution center or toll-free to a customer service facility; or (3) give the order in person to a sales associate.

Stocking, order fulfillment, and delivery. Our distribution centers receive and store inventory and fill customer orders. Many of our distribution centers regularly stock all of the core items offered in our full-line catalog. Our stocking strategy at each distribution center is designed to ensure our ability to provide delivery of all catalog items at the lowest cost on a next-day basis to large business customers and on a next- or second-day basis to our other customers. Our stocking strategy reflects a rigorously analyzed economic tradeoff between carrying a particular item in inventory at a particular distribution center or sourcing it from one of our nearby distribution centers or a wholesaler.

Orders received during the day are picked, packed, and assembled using a variety of automated equipment. This is performed at the appropriate distribution center for delivery the following day to customers within the next-day service area for that center. Depending on population density and logistical factors, the next-day service area can cover up to a 400-mile radius from the distribution center. Based on an optimized route structure allowing us to schedule specific vehicles and delivery times, our software can determine the optimal sequence in which orders are to be loaded into delivery vehicles. The vehicles are owned or leased by us or operated by common or contract carriers, depending on the cost effectiveness of each alternative. In 1998, we began converting a portion of our dedicated delivery routes in the U.S. to our private delivery fleet. This delivery strategy allows us to gain better efficiency on our routes and provides our customers with better service.

Procurement. Our computer system monitors inventory levels and forecasts demand for each item we stock and recommends the timing and amount of future purchases. We have centralized the rebuying function for those items most frequently ordered by our customers, which we believe contributes to more efficient purchasing decisions and lower procurement costs.

To assist vendor selection decisions and reducing inventory cost, we have developed and use a detailed vendor management and evaluation program. This program enables our central purchasing staff to measure and evaluate the performance of our vendors in a number of key areas.

Foreign operations. In Australia and Canada, our operations are structured similarly to our domestic operations. Within those countries, most distribution facilities are integrated on the same computer system. This allows us to take advantage of efficiencies and centralize many common administrative processes. It also positions these foreign operations to serve large corporate customers on a coordinated national basis.

In the U.K., we are restructuring our warehouse and delivery network and are installing a new order-management system with cross-border capabilities. In France, our contract stationer subsidiary is benefiting from a reorganized sales force and improved warehousing processes. These operations, along with our strong JPG subsidiary in France, will provide a foundation for a successful Pan-European business.

EMPLOYEES

At December 31, 1998, we had approximately 12,000 full-time and part-time employees ("associates") worldwide. Of these, approximately 4,400 were employed primarily in marketing and sales, order processing, and customer service; approximately 4,000 were located at our distribution centers in inventory receipt and storage, order filling, and as delivery vehicle drivers; and approximately 3,600 were employed in other operations, management, and administration. Part-time employees supplement our associates in customer service and order filling during those periods each day when there are surges in incoming calls or outgoing orders.

COMPETITION

We face a highly competitive environment. Competition is based principally on price, service, and customer relationships. We are one of the premier distributors of products for the office with operations in Australia, Belgium, Canada, France, Spain, the United Kingdom and the United States.

United States. During the last several years, a number of major, publicly held participants have acquired many smaller participants in order to establish national distribution networks similar to our own. A number of these major participants have grown at rapid rates. During 1998, two large office products companies acquired the two largest direct marketers of office products. Some of our competitors have greater financial resources and potential purchasing leverage than we do. The contract stationer and direct marketing efforts of the office products superstores also benefit from their national advertising and franchising programs. We also compete with numerous local and regional contract stationers, many of which have long-standing customer relationships.

Our ability to link together our network of domestic distribution centers, including those which we have recently acquired, into an integrated national system enables us to deliver consistent products, prices, and service across all locations of multi-site customers.

As indicated earlier, some companies are starting to use integrated procurement systems and Internet-based systems to purchase office products and office-related services and supplies. Other companies that provide office-related services and supplies, including document management, printing services, industrial supplies, information technology and computer supplies, and companies that provide Internet ordering functionality are providing some competition today and will likely provide increased competition in the future. We have developed systems for multi-vendor, integrated procurement. In addition, we continue to enhance electronic ordering functionality for our customers and actively encourage our customers to expand their use of electronic ordering with us.

International. In our operations in Australia, Belgium, Canada, France, Spain, and the United Kingdom, we compete with many local distributors and with several U.S.-based office products distribution companies. We compete through the strength of our integrated systems, customer service, and competitive pricing.

In 1998, we acquired Sistemas Kalamazoo in Spain and entered Belgium with a start-up direct marketing effort.

ITEM 2.  PROPERTIES

Our corporate headquarters and our Chicago metropolitan area distribution center are located in a combined facility that we own at 800 W. Bryn Mawr Avenue in Itasca, Illinois, a suburb northwest of Chicago (1). As of February 26, 1999, we operated 68 distribution centers, including the suburban Chicago distribution center, at the following locations:

         AUSTRALIA                                            CANADA (4)
         ----------                                           ------
         Adelaide, South Australia                            Calgary, Alberta
         Brisbane, Queensland                                 Moncton, New Brunswick
         Canberra, Australian Capital Territory               Montreal, Quebec
         Kalgoorlie, Western Australia                        Ottawa, Ontario
         Melbourne, Victoria                                  Toronto, Ontario
         Perth, Western Australia                             Vancouver, British Columbia
         Sydney, New South Wales                              Winnipeg, Manitoba (2)


         FRANCE                                               UNITED KINGDOM
         ------                                               --------------
         Paris (2)                                            Chorley, England
                                                              Doncaster, England (5)

         SPAIN
         -----
         Madrid (Bilbao)

                                  UNITED STATES
                                  -------------
         Albuquerque, New Mexico                              Memphis (Southaven, Mississippi),
         Atlanta (Smyrna), Georgia                              Tennessee
         Boise, Idaho                                         Miami, Florida
         Boston (Billerica), Massachusetts                    Milwaukee (New Berlin), Wisconsin
         Burlington, Vermont                                  Minneapolis (Golden Valley), Minnesota
         Charlotte, North Carolina                            Nashville, Tennessee
         Chicago (Itasca), Illinois                           New Castle, Delaware
         Cleveland (Independence), Ohio                       New York (Carlstadt, New Jersey),
         Columbus, Ohio                                        New York
         Dallas (Garland), Texas                              Norfolk (Chesapeake), Virginia
         Denver, Colorado                                     Oklahoma City, Oklahoma
         Detroit (Warren), Michigan                           Orlando, Florida
         Grand Rapids, Michigan                               Philadelphia (Bristol), Pennsylvania
         Hartford (Naugatuck), Connecticut                    Phoenix, Arizona
         Honolulu, Hawaii (3)                                 Pittsburgh, Pennsylvania
         Houston, Texas                                       Portland, Maine
         Indianapolis, Indiana                                Portland, Oregon (2)
         Jacksonville, Florida                                Reno, Nevada
         Kalamazoo, Michigan                                  Rochester, New York
         Kansas City, Missouri                                St. Louis, Missouri
         Las Vegas, Nevada                                    Salt Lake City, Utah
         Los Angeles (Garden Grove), California               San Francisco (Menlo Park),
         Louisville, Kentucky                                  California
         Maumee, Ohio                                         Seattle (Kent), Washington (2)
                                                              Washington (Elkridge, Maryland), DC

(1) Some headquarters departments are located in leased office space in Schaumburg, Illinois.

(2)  Consists of two facilities.

(3) Consists of three owned facilities located on the islands of Oahu, Maui, and Hawaii and two leased facilities on the islands of Oahu and Kauai. We also lease and operate three retail stores on the island of Oahu.

(4)  We also operate approximately 70 retail stores throughout Canada.

(5)  Land subject to a long leasehold, with a lease term in excess of 50 years.

The majority of our distribution centers are leased with lease terms expiring between 1999 and 2006. We own facilities in Arizona, California, Florida, Georgia, Hawaii, Illinois, Massachusetts, Michigan, Minnesota, Missouri, North Carolina, Ohio, Pennsylvania, Texas, and Washington and in Australia, Canada, France, and the United Kingdom.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

Our common stock is listed on the New York Stock Exchange. The high and low sales prices for our common stock are presented in Note 11, "Quarterly Results of Operations (unaudited)," of the Notes to Financial Statements in our 1998 Annual Report and are incorporated by reference. At February 26, 1999, the approximate number of holders of common shares was 9,000.

We intend to retain our earnings to finance our growth and for general corporate purposes and, therefore, do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for the Company for each of the five years 1998 through 1994. The selected historical income statement data and balance sheet data as of December 31, 1998, 1997, 1996, 1995, and 1994, have been derived from our audited financial statements. The data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the disclosures in Items 7 and 8 of this Form 10-K.



                                                                     Year Ended December 31
                                               ---------------------------------------------------------------------
                                                 1998 (1)      1997 (2)      1996 (3)     1995 (4)        1994 (5)
                                               ----------     ----------   ------------  -----------    ------------
                                                         (in thousands, except share and operating data)

INCOME STATEMENT DATA
Net Sales                                      $3,067,327     $2,596,732   $  1,985,564  $ 1,315,953    $    908,520
Income from operations                            120,494        119,250        101,300       69,467          42,199
Net income                                         53,067         56,886         55,349       43,179          26,465

Basic and diluted earnings per share
(pro forma 1995 and 1994) (6):                 $      .81     $      .89   $        .88  $       .70    $        .43

BALANCE SHEET DATA

                                                                           December 31
                                               ---------------------------------------------------------------------
                                                  1998           1997           1996          1995           1994
                                               ----------     ----------   ------------  -----------    ------------
Working capital                                $  230,016     $  231,357   $    168,641  $   145,824    $    104,835
Total assets                                    1,461,745      1,291,488        905,362      544,124         352,369
Total long-term obligations                       420,250        384,790        170,030       14,358           5,511
Shareholders' equity                              562,914        505,635        404,785      339,417         233,432

(1) During 1998, we initiated a plan to restructure our operations in the United Kingdom and terminated our joint venture with Otto Versand. As a result, we estimated and recorded charges of $11.1 million ($7.4 million, or $0.11 per share-diluted, net of tax benefit). Information about the restructuring and joint venture dissolution are included in "Other operating expense" in Footnote 1, "Summary of Significant Accounting Policies," of the Notes to Financial Statements included in our 1998 Annual Report and is incorporated by reference. During 1998, we acquired six businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1998, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(2) During 1997, we acquired eight businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1997, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(3) During 1996, we acquired 19 businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1996, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(4) During 1995, we acquired 10 businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1995, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(5) During 1994, we acquired three businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1994, include the results of operations of the acquired businesses subsequent to their acquisitions.

(6)  Information concerning basic and diluted earnings per share is included in
     Note 1, "Summary of Significant Accounting Policies," of the Notes to Financial Statements in our 1998 Annual Report and is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations are presented under the caption "Financial Review" in our 1998 Annual Report and are incorporated by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the caption "Disclosures of Certain Financial Market Risks" of our management's discussion and analysis of financial condition and results of operations and is incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes, together with the report of independent public accountants, are presented in our 1998 Annual Report and are incorporated by reference.

The unaudited Income Statement for the three months ended December 31, 1998, and Notes to Quarterly Financial Statements are presented in our Fact Book for the fourth quarter of 1998 and are incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The directors and nominees for directors of the Company are presented under the caption "Board of Directors" in our proxy statement. This information is incorporated by reference.

Executive Officers as of February 26, 1999:
-------------------------------------------

                                                                                     Date
                                                                                 First Elected
Name                             Age      Position                               as an Officer
----                             ---      --------                               -------------
Christopher C. Milliken (1)       53      President and Chief
                                             Executive Officer                       4/1/95

A. James Balkins III (2)          46      Senior Vice President, Chief
                                             Financial Officer, and Treasurer        4/1/95

Richard L. Black                  53      Senior Vice President, Direct
                                             Marketing and Europe                    4/1/95

Kenneth W. Cupp                   52      Senior Vice President and
                                             Region Manager                          4/22/97

Carol B. Moerdyk (2)              48      Senior Vice President, North
                                             American and Australian
                                             Contract Operations                     4/1/95

Darrell R. Elfeldt                55      Vice President, Corporate Planning         4/1/95

David A. Goudge                   51      Vice President, Marketing                  4/22/97

William E. Gruber                 53      Vice President and Region Manager          4/21/98

Larry L. Gunther                  56      Vice President and
                                             Chief Information Officer               7/29/97

Thomas J. Jaszka                  37      Vice President and Controller              2/16/99

John A. Love                      58      Vice President, Human Resources            4/1/95

Gary A. Massel                    59      Vice President, Logistics                  7/29/97

Michael F. Meehan                 50      Vice President and Region Manager          4/22/97

Stephen M. Thompson               56      Vice President and Region Manager          4/1/95

Peter D. Vanexan                  52      Vice President, Region Manager
                                             and Canada                              4/22/97

Matthew R. Broad                  39      Corporate Secretary                        4/21/98

(1)   Senior Vice President, Boise Cascade Corporation.

(2)   Vice President, Boise Cascade Corporation.


Christopher C. Milliken was elected President of the Company in February 1998 and assumed the role of Chief Executive Officer in April 1998 upon Pete Danis' retirement. Previously, Mr. Milliken served as Senior Vice President, Operations, of the Company since 1995. Prior to 1995, Mr. Milliken served as a Region Manager of Boise Cascade Office Products Distribution Division (the "Division") since 1991 and in various positions with the Division since 1977.

A. James Balkins III was elected Senior Vice President, Chief Financial Officer, and Treasurer in February 1998. Prior to 1998, Mr. Balkins served as Corporate Secretary of the Company since 1995 and Vice President, Corporate Planning and Development of Boise Cascade Corporation since 1996. Previously, Mr. Balkins served in various capacities at Boise Cascade Corporation since 1979 including Corporate Secretary from 1991 to 1997 and Associate General Counsel from 1984 to 1996.

Richard L. Black was elected Senior Vice President, Direct Marketing and Europe, in February 1998. Mr. Black has served as President of The Reliable Corporation, a wholly-owned subsidiary of the Company, since 1994. Prior to 1994, Mr. Black served as Vice President, Marketing of Rivertown Trading Company from 1992 to 1994 and, prior thereto, as Vice President, New Business Development of Fingerhut Corporation, both direct marketing companies.

Kenneth W. Cupp was elected Senior Vice President and Region Manager in 1998. Mr. Cupp has served as Vice President and Region Manager since 1997. Previously, Mr. Cupp served as a Region Manager of Boise Cascade Office Products Corporation since 1995. Prior to 1995, Mr. Cupp has served in various positions with the Division since 1967.

Carol B. Moerdyk was elected Senior Vice President, North American and Australian Contract Operations, of the Company in February 1998. Previously, Ms. Moerdyk served as Senior Vice President, Chief Financial Officer, and Treasurer of the Company since 1995. Prior to 1995, Ms. Moerdyk served as Vice President and Assistant to the General Manager of Office Products of Boise Cascade Corporation since 1992 and in various capacities at Boise Cascade Corporation since 1981 including Vice President, Corporate Planning and Development from 1990 to 1992 and Corporate Planning and Development Director from 1986 to 1990.

Darrell R. Elfeldt has served as Vice President, Corporate Planning since 1998. Previously, Mr. Elfeldt served as Vice President and Controller since 1995. Prior to 1995, Mr. Elfeldt served as Finance and Distribution Director of Boise Cascade Office Products Distribution Division since 1993 and in various positions with the Division since 1980 and with Boise Cascade Corporation since 1970.

Prior to being elected an officer of the Company, David A. Goudge served as the Director of Product Marketing of Boise Cascade Office Products Distribution Division since 1993. Prior to 1993, Mr. Goudge has served in various positions with the Division since 1980.

Prior to being elected an officer of the Company, William E. Gruber served as a Region Manager of Boise Cascade Office Products since 1996. Prior to 1996, Mr. Gruber has served in various positions with the Division since 1970.

Larry L. Gunther has served as the Chief Information Officer of Boise Cascade Office Products Corporation since 1997. Previously, Mr. Gunther served as Chief Information Officer of the North Atlantic Group of Gillette for five years and as Chief Information Officer of the Consumer Products Group of Bristol-Myers Squibb for 11 years.

Thomas J. Jaszka was elected Vice President and Controller in February 1999. Prior to being elected an officer of the Company, Mr. Jaszka served as Director of Accounting since 1998. Previously, Mr. Jaszka has served in various positions with the Division since 1986.

Prior to being elected an officer of the Company, John A. Love served as the Human Resources Director of Boise Cascade Office Products Distribution Division since 1978. Previously, Mr. Love served as Human Resource Manager for the Division since 1974.

Prior to being elected an officer of the Company, Gary A. Massel served as the Director of Logistics of Boise Cascade Office Products Corporation since 1995.

Prior to being elected an officer of the Company, Michael A. Meehan served as a Region Manager of Boise Cascade Office Products Corporation since 1995. Previously, Mr. Meehan has served in various positions with the Division since 1978.

Prior to being elected an officer of the Company, Stephen M. Thompson served as a Region Manager of Boise Cascade Office Products Distribution Division since 1976. Previously, Mr. Thompson served in various positions with the Division since 1970.

Prior to being elected an officer of the Company, Peter D. Vanexan served as the Managing Director of Grand & Toy since 1991. Prior to 1991, Mr. Vanexan served as President of Innova Envelope since 1986.

Matthew R. Broad was elected Corporate Secretary in April 1998. Prior to 1998, Mr. Broad has served as counsel for the Company since 1989 and in the legal department of Boise Cascade Corporation since 1984.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning compensation of our executive officers for the year ended December 31, 1998, is presented under the caption "Compensation Tables" in our proxy statement. This information is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Information concerning the security ownership of certain beneficial owners as of December 31, 1998, is set forth under the caption "Stock Ownership-Ownership of More than 5% of Boise Cascade Office Products Stock" in our proxy statement and is incorporated by reference.

     (b) Information concerning security ownership of management as of December 31, 1998, is set forth under the caption "Stock Ownership-Directors and Executive Officers" in our proxy statement and is incorporated by reference.

     (c) Information concerning compliance with Section 16 of the Securities and Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions during 1998 is set forth under the caption "Related Party Transactions" in our proxy statement and in Note 2, "Transactions With Boise Cascade Corporation," of the Notes to Financial Statements in our 1998 Annual Report both of which are incorporated by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this Form 10-K for Boise Cascade Office Products Corporation:

              (1)    Financial Statements

                     (i) The Income Statement for the three months ended December 31, 1998, and Notes to Quarterly Financial Statements are incorporated by reference from our Fact Book for the fourth quarter of 1998.

                     (ii) The Financial Statements, the Notes to Financial Statements, the Report of Independent Public Accountants, and the Report of Management listed below are incorporated by reference from our 1998 Annual Report.
                           -   Balance Sheets as of December 31, 1998 and 1997.
                           - Statements of Income for the years ended December 31, 1998, 1997, and 1996.
                           - Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.
                           - Statements of Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996.
                           -   Notes to Financial Statements.
                           -   Report of Independent Public Accountants
                           -   Report of Management.

              (2)    Financial Statement Schedules

                     None required.

              (3)    Exhibits

                     Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

         (b)      Reports on Form 8-K

                  On December 16, 1998, we filed a Form 8-K with the Securities and Exchange Commission announcing the restructuring of certain of our European operations. No other Form 8-K's were filed during the fourth quarter of 1998.

         (c)      Exhibits.

                  See Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BOISE CASCADE OFFICE PRODUCTS CORPORATION

                            By  /s/  Christopher C. Milliken
                              -------------------------------------------------
                              Christopher C. Milliken, Chief Executive Officer
Dated:  March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1999.

                    SIGNATURE                             CAPACITY

(i)      Principal Executive Officer:

          /s/ Christopher C. Milliken             Chief Executive Officer
         -------------------------------
              CHRISTOPHER C. MILLIKEN

(ii)     Principal Financial Officer:

          /s/ A. James Balkins III                Senior Vice President and
         -------------------------------           Chief Financial Officer
              A. JAMES BALKINS III

(iii)    Principal Accounting Officer:

          /s/ Thomas J. Jaszka                    Vice President and Controller
         -------------------------------
              THOMAS J. JASZKA

(iv)     Directors:

          /s/ Christopher C. Milliken
         -------------------------------
              CHRISTOPHER C. MILLIKEN

          /s/ George J. Harad
         -------------------------------
              GEORGE J. HARAD

          /s/ John B. Carley
         -------------------------------
              JOHN B. CARLEY

          /s/ James G. Connelly III
         -------------------------------
              JAMES G. CONNELLY III

          /s/ Theodore Crumley
         -------------------------------
              THEODORE CRUMLEY

          /s/ Peter G. Danis Jr.
         -------------------------------
              PETER G. DANIS JR.

          /s/ A. William Reynolds
         -------------------------------
              A. WILLIAM REYNOLDS

          /s/ Donald E. Roller
         -------------------------------
              Donald E. Roller

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 29, 1999, incorporated by reference in this Form 10-K for the year ended December 31, 1998, into Boise Cascade Office Products Corporation's previously filed registration statement on Form S-8 (File No. 33-96348); registration statement on Form S-8 (File No. 33-96512); registration statement on Form S-8 (file No. 333-1132); registration statement on Form S-8 (File No. 333-1134); registration statement on Form S-8 (File No. 333-1152); post-effective amendment No. 1 to registration statement on Form S-1 (File No. 333-3660); and registration statement on Form S-3 (File No. 333-50131).

                                                            Arthur Andersen LLP


Boise, Idaho
March 25, 1999

                    BOISE CASCADE OFFICE PRODUCTS CORPORATION
                                INDEX TO EXHIBITS
                    Filed With the Annual Report on Form 10-K
                      for the Year Ended December 31, 1998

Number                Description                                            Page Number
------                -----------                                            -----------
2.1       (1)         Asset Transfer and Subscription Agreement
                         dated April 1, 1995                                      --
2.2       (2)         Share Purchase Agreement dated July 2, 1997,
                         by and among Boise Cascade Office Products
                         Corporation, Jean-Paul Guisset, and Mrs.
                         Marie Annick Guisset                                     --
3.1       (3)         Restated Certificate of Incorporation                       --
3.2       (4)         Bylaws, as amended October 11, 1995                         --
4.1       (1)         Specimen Certificate Representing Shares of
                         Common Stock                                             --
4.2       (5)         Credit Agreement dated June 26, 1997                        --
9                     Inapplicable                                                --
10.1                  Form of Executive Officer Severance Agreement,
                      as amended through February 16, 1999                        26
10.2      (3)         Administrative Services Agreement dated
                         April 1, 1995                                            --
10.3      (6)         Paper Sales Agreement dated April 1, 1995                   --
10.4      (3)         License Agreement dated April 1, 1995                       --
10.5      (3)         Shareholder Agreement dated April 1, 1995                   --
10.6      (3)         Tax Matters Agreement dated April 1, 1995                   --
10.7                  Key Executive Stock Option Plan, as amended
                         through February 16, 1999                                42
10.8      (7)         Director Stock Option Plan, as amended through
                         December 17, 1996                                        --
10.9      (3)         Form of Confidential Information and Noncompetitive
                         Agreement, approved February 20, 1995                    --
10.10     (3)         Early Retirement Plan for Executive Officers,
                         effective February 20, 1995                              --
10.11     (3)         Supplemental Pension Plan, effective
                         February 20, 1995                                        --
10.12     (3)         Key Executive Deferred Compensation Plan,
                         effective February 20, 1995                              --
10.13     (3)         Executive Officer Financial Counseling Program,
                         adopted February 20, 1995                                --
10.14     (4)         Split-Dollar Life Insurance Plan, as amended
                         July 27, 1995                                            --
10.15     (7)         Supplemental Health Care Plan for Executive
                         Officers, revised July 31, 1996                          --
10.16     (3)         Executive Officer Severance Pay Policy, adopted
                         February 20, 1995                                        --
10.17     (3)         Key Executive Performance Plan, adopted
                         February 20, 1995                                        --

10.18                 1998 and 1999 Performance Criteria for the Key
                         Executive Performance Plan                               52
10.19     (3)         Board of Directors Deferred Compensation Plan,
                         effective February 14, 1995                              --
10.20     (4)         1995 Executive Officer Deferred Compensation
                         Plan, effective January 1, 1996                          --
10.21     (4)         1995 Board of Directors Deferred Compensation
                         Plan, effective January 1, 1996                          --
10.22     (8)         Form of Deferred Compensation and
                         Benefits Trust dated January 30, 1996                    --
11                    Computation of Per Share Earnings                           54
12                    Ratio of Earnings to Fixed Charges                          55
13.1                  Incorporated sections of the Boise Cascade Office
                         Products Corporation 1998 Annual Report                  56
13.2                  Incorporated sections of the Boise Cascade Office
                         Products Corporation Fact Book for the fourth
                         quarter of 1998                                          78
16                    Inapplicable                                                --
18                    Inapplicable                                                --
21                    Significant subsidiaries of the registrant                  80
22                    Inapplicable                                                --
23                    Consent of Arthur Andersen LLP (see page 22)
24                    Inapplicable                                                --
27                    Financial Data Schedule                                     81
28                    Inapplicable                                                --
99                    Inapplicable                                                --


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

(4) Exhibits 3.2, 10.14, 10.20, and 10.21 were filed under the same exhibit numbers in our 1995 Annual Report on Form 10-K and are incorporated by reference.

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

(7) Exhibits 10.8 and 10.15 were filed under the same exhibit numbers in our 1996 Annual Report on Form 10-K and are incorporated by reference.

(8) The Form of Deferred Compensation and Benefits Trust dated January 30, 1996, was filed as Exhibit 10 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and is incorporated by reference.