Form 10-Q
period 1999-03-31
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1999-05-14
CIK 938839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                F O R M  10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                   Shares Outstanding
         Class                                    as of April 30, 1999
	Common Stock, $.01 par value                           65,758,524



                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
             (expressed in thousands, except share information)
                                (unaudited)


                                     Three Months Ended March 31
                                         1999             1998

Net sales                             $ 848,389        $ 759,808
Cost of sales, including purchases
   from Boise Cascade Corporation
   of $68,877 and $67,243               629,261          564,230
                                      __________       __________
Gross profit                            219,128          195,578
                                      __________       __________

Selling and warehouse operating
   expense                              163,903          143,690
Corporate general and administrative
   expense, including amounts paid to
   Boise Cascade Corporation of $820
   and $643                              13,126           12,437
Goodwill amortization                     3,626            3,170
                                      __________       __________
                                        180,655          159,297
                                      __________       __________
Income from operations                   38,473           36,281
                                      __________       __________
Interest expense                          6,452            6,465
Other income, net                           315              423
                                      __________        _________
Income before income taxes               32,336           30,239
Income tax expense                       13,846           12,650
                                      __________       __________
Net income                            $  18,490        $  17,589



Earnings per share-basic              $     .28        $     .27

Earnings per share-diluted            $     .28        $     .27




The accompanying notes are an integral part of these Financial Statements.


             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
                           (expressed in thousands)


                                            (unaudited)
                                              March 31           December 31
ASSETS                                    1999         1998          1998

Current
  Cash and cash equivalents           $   10,590   $   53,151    $   31,838
  Receivables, less allowances
    of $9,315, $7,707, and $9,539        434,785      382,826       394,013
  Inventories                            183,953      203,733       226,955
  Deferred income tax benefits            20,719       18,404        14,335
  Other                                   46,998       20,816        31,532
                                      ___________  ___________   ___________
                                         697,045      678,930       698,673
                                      ___________  ___________   ___________

Property
  Land                                    27,918       27,677        28,572
  Buildings and improvements             148,510      128,708       143,192
  Furniture and equipment                219,170      195,735       214,611
  Accumulated depreciation              (154,789)    (140,054)     (149,071)
                                      ___________  ___________   ___________
                                         240,809      212,066       237,304
                                      ___________  ___________   ___________
Goodwill, net of amortization
    of $40,734, $27,575, and $37,108     486,496      439,809       494,883
Other assets                              40,738       33,117        30,885
                                      ___________  ___________   ___________
Total assets                          $1,465,088   $1,363,922    $1,461,745



The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
             (expressed in thousands, except share information)

                                             (unaudited)
                                               March 31         December 31
LIABILITIES AND SHAREHOLDERS' EQUITY     1999         1998          1998

Current
  Notes payable                       $   60,600   $   73,800    $   72,100
  Current portion of long-term debt        2,367        2,578         2,065
  Accounts payable
    Trade and other                      266,688      272,972       279,928
    Boise Cascade Corporation             36,749       28,710        29,297
                                      ___________  ___________   ___________
                                         303,437      301,682       309,225
                                      ___________  ___________   ___________
  Accrued liabilities
    Compensation and benefits             39,395       26,053        38,144
    Income taxes payable                  16,129       15,679           796
    Taxes, other than income              13,445       20,161         9,466
    Other                                 64,098       54,950        36,861
                                      ___________  ___________   ___________
                                         133,067      116,843        85,267
                                      ___________  ___________   ___________
                                         499,471      494,903       468,657
                                      ___________  ___________   ___________
Other
  Long-term debt, less current portion   319,723      307,224       354,224
  Other                                   71,421       35,827        75,950
                                      ___________  ___________   ___________
                                         391,144      343,051       430,174
                                      ___________  ___________   ___________
Shareholders' equity
  Common stock, $.01 par value,
    200,000,000 shares authorized;
    65,758,524, 65,656,158, and
    65,758,524 shares issued and
    outstanding at each period               658          657           658
  Additional paid-in capital             359,224      357,661       359,224
  Retained earnings                      226,970      172,968       208,480
  Accumulated other comprehensive
     income                              (12,379)      (5,318)       (5,448)
                                      ___________  ___________   ___________
    Total shareholders' equity           574,473      525,968       562,914
                                      ___________  ___________   ___________
Total liabilities and
  shareholders' equity                $1,465,088   $1,363,922    $1,461,745



The accompanying notes are an integral part of these Financial Statements.


          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                           (expressed in thousands)
                                  (unaudited)

                                                Three Months Ended March 31
                                                    1999           1998

Cash provided by (used for) operations
  Net income                                     $  18,490      $  17,589
  Items in income not using (providing) cash
    Depreciation and amortization                   14,792         13,756
    Deferred income taxes                           (7,415)        (4,499)
  Receivables                                      (40,772)       (23,966)
  Inventories                                       43,624         (4,554)
  Accounts payable and accrued liabilities          24,960         36,397
  Current and deferred income taxes                  6,492         12,679
  Other, net                                       (13,451)         6,177
                                                 __________     __________
    Cash provided by operations                     46,720         53,579
                                                 __________     __________

Cash used for investment
  Expenditures for property and equipment          (14,733)       (17,576)
  Acquisitions                                      (6,328)        (4,042)
  Other, net                                        (1,071)        (8,070)
                                                 __________     __________
    Cash used for investment                       (22,132)       (29,688)
                                                 __________     __________

Cash provided by (used for) financing
  Payments of long-term debt                       (34,199)       (50,266)
  Notes payable                                    (11,500)        50,500
  Other, net                                          (137)           271
                                                 __________     __________
    Cash provided by (used for) financing          (45,836)           505
                                                 __________     __________

Increase (decrease) in cash and cash equivalents   (21,248)        24,396
Balance at beginning of the period                  31,838         28,755
                                                 __________     __________
Balance at March 31                              $  10,590      $  53,151







The accompanying notes are an integral part of these Financial Statements.



             BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION. Boise Cascade Office Products Corporation (together with its subsidiaries, "the Company" or "we"), headquartered in Itasca, Illinois, is one of the world's premier business-to-business distributors of products for the office. At
     March 31, 1999, Boise Cascade Corporation owned 81.2% of our outstanding common stock.

     The quarterly financial statements of the Company and its subsidiaries have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. Except as may be disclosed in the notes to the Financial Statements, the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year. We have prepared the statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These quarterly financial statements should be read together with the statements and the accompanying notes included in our 1998 Annual Report.

(2) RESTRUCTURING RESERVE. In the fourth quarter of 1998, we initiated a plan to restructure our operations in the United Kingdom (the "restructuring"). The restructuring involves closing seven small facilities and an administrative office and integrating selected functions of our U.K. subsidiaries. The revenues and results of operations of the facilities to be closed are not accounted for separately. These closures are expected to be completed during the first half of 1999 and will result in work force reductions of approximately 140 warehouse and administrative support associates.

     Also during December 1998, the Company terminated its joint venture with Otto Versand ("Otto"). As a result of this dissolution, Otto acquired our 50% interest in the joint venture. In addition, we repurchased Otto's 10% ownership interest in Jean-Paul Guisset S.A. ("JPG"), our direct marketing subsidiary in France. JPG is now 100% owned by the Company.

     As a result of the restructuring and joint venture dissolution, we estimated and recorded charges of $11.1 million ($7.4 million or $.11 per share - diluted, net of tax benefit) in the fourth quarter of 1998. The charges consisted of $1.4 million for termination payments to employees; $0.9 million for legal and professional fees related to facility closings and work force reductions; $3.4 million for facility, automobile, and delivery truck leasehold terminations; and $4.4 million of other costs, primarily costs to dissolve the joint venture with Otto. These amounts were included in "Other operating expense" in the Statements of Income. The charges also included $1.0 million for the write-down of primarily customer-unique inventory in the market areas we are exiting. The inventory write-down was reflected in "Cost of sales" in the Statements of Income.

     The restructuring liability is included in "Accrued liabilities, other" in the Balance Sheets. Amounts charged against the reserve through March 31, 1999, were as follows:

                     Termination   Legal and
                     payments to  professional   Leasehold   Other   Inventory
                      employees       fees     terminations  costs   writedown
                                        (expressed in thousands)

     Beginning balance  $ 1,400     $   900       $ 3,400   $ 4,400   $ 1,000
     Charges against
       reserve              600         100           300     3,800       100
                        _______     _______       _______    ______   _______
     Balance at
       March 31, 1999   $   800     $   800       $ 3,100   $   600   $   900

     Termination payments to employees are the result of workforce reductions of 89 warehouse and administrative support associates as of March 31, 1999.

(3) EARNINGS PER SHARE. Basic earnings per share for the three months ended March 31, 1999 and 1998, were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods. Diluted earnings per share for the three months ended March 31, 1999 and 1998, include the weighted average impact of stock options assumed exercised using the treasury method.

(4) COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:
                                                      Three Months Ended
                                                            March 31
                                                       1999          1998
                                                    (expressed in thousands)

     Net income                                     $ 18,490      $ 17,589
     Other comprehensive income (loss)
       Cumulative foreign currency translation
        adjustment, net of income taxes               (6,931)        1,714
                                                    _________     _________
     Comprehensive income, net of income taxes      $ 11,559      $ 19,303


(5) DEFERRED SOFTWARE COSTS. We defer purchased and internally developed software and related installation costs for computer systems that are used in our business. Deferral of costs begins when technological feasibility of the project has been established and it is determined that the software will benefit future years. These costs are amortized on the straight-line method over five years or the expected life of the product, whichever is less. If the useful life of the product is shortened, the amortization period is adjusted. "Other assets" in the Balance Sheets includes deferred software costs of $27.4 million, $20.1 million, and $26.9 million at March 31, 1999 and 1998 and December 31, 1998.

(6) DEBT. On June 26, 1997, we entered into a $450 million revolving credit agreement with a group of banks that expires in June 2001 and provides for variable rates of interest based on customary indices. The revolving credit agreement is available for acquisitions and general corporate purposes. It contains financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. At March 31, 1999, borrowings under the agreement totaled $165 million. We may, subject to the covenants contained in the credit agreement and to market conditions, refinance existing debt or raise additional funds through the agreement and through other external debt or equity financings in the future. In October 1998, we entered into an interest rate swap with a notional amount of $25 million that expires in 2000. The swap results in an effective fixed interest rate of 5.1% with respect to $25 million of our revolving credit agreement borrowings. We are exposed to credit-related gains or losses in the event of nonperformance by the counterparty to this swap; however, we do not expect the counterparty to fail to meet their obligations.

     We filed a registration statement with the Securities and Exchange Commission to register $300 million of shelf capacity for debt securities. The effective date of the filing was April 22, 1998. On May 12, 1998, we issued $150 million of 7.05% Notes ("Notes") under this registration statement. The Notes are due May 15, 2005.
     Proceeds from the issuance were used to repay borrowings under our revolving credit agreement. We have $150 million of borrowing capacity remaining under this registration statement.

     In addition to the amount outstanding under the revolving credit Agreement and Notes, we had $60.6 million and $73.8 million of short-term notes payable at March 31, 1999 and 1998. The maximum amount of short-term notes payable during the three months ended March 31, 1999 and 1998, was $93.3 million and $104.6 million. The average amount of short-term notes payable during the three months ended March 31, 1999 and 1998, were $71.0 million and $63.7 million. The weighted average interest rates for these borrowings was 5.4% and 5.9% for the periods.

     Cash payments for interest were $4.0 million and $6.7 million for the three months ended March 31, 1999 and 1998.

(7) TAXES. The estimated tax provision rate for the first three months of 1999 was 43.0%, compared with a tax provision rate of 42.0% for the same period in the prior year. The increase is primarily due to a shift in earnings among our foreign operations and the impact of nondeductible goodwill.

     For the three months ended March 31, 1999 and 1998, we paid income taxes, net of refunds received, of $5.9 million and $3.1 million.

(8) ACQUISITIONS. During the first three months of 1999 we completed one acquisition, and during the first three months of 1998 we completed two acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

     On January 11, 1999, we acquired the office supply business of Wallace Computer Services, based in Lisle, Illinois. The transaction was completed for cash of $6.3 million and the recording of $0.2 million of acquisition liabilities.

     In January 1998, we acquired the direct marketing business of Fidelity Direct, based in Minneapolis, Minnesota. In February 1998, we acquired the direct marketing business of Sistemas Kalamazoo, based in Spain. These transactions were completed for cash of $4.0 million, debt assumed of $0.2 million, and the recording of $3.8 million of acquisition liabilities.

     Unaudited pro forma results of operations reflecting the acquisitions would have been as follows. If the 1999 acquisition had occurred on January 1, 1999, there would have been no significant change in the results of operations for the first three months of 1999. If the 1999 and 1998 acquisitions had occurred January 1, 1998, sales for the first three months of 1998 would have increased to $771.5 million, net income would have decreased to $17.5 million, and basic earnings per share would have remained $.27. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

     In 1997, we acquired 100% of the shares of Jean-Paul Guisset S.A. ("JPG"). JPG is a direct marketer of office products in France. The negotiated purchase price was approximately FF850.0 million
     (US$144.0 million) plus a price supplement payable in the year 2000, if certain earnings and sales growth targets are reached.
     The maximum amount of the price supplement is FF300.0 million or approximately US$50.0 million. At the time of purchase, no liability was recorded for the price supplement as the amount of payment, if any, was not assured beyond a reasonable doubt. In 1998, we made a payment of US$4.4 million and recorded a liability for the price supplement based on results in 1998 and 1997. At March 31, 1999, we have a US$37.7 million liability for the price supplement which is included in "Other long-term liabilities" in the Balance Sheets.

     In January 1997, we formed a joint venture with Otto Versand ("Otto"), of which we owned 50%, to direct market office products in Europe. In December 1997, Otto purchased a 10% interest in JPG at book value. No gain or loss was recorded on this transaction. In December 1998, the Company and Otto dissolved the joint venture. Otto acquired our 50% interest in the joint venture. In addition, we repurchased Otto's 10% interest in JPG for approximately $3.0 million and we repaid a loan, plus accrued interest, from Otto of approximately $13.7 million. JPG is now 100% owned by the Company (also see Note 2, "Restructuring Reserve").


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1999, Compared with Three Months Ended
March 31, 1998

Results of Operations

Net sales in the first quarter of 1999 increased 12% to $848.4 million, compared with $759.8 million in the first quarter of 1998. The growth in sales resulted from a combination of same-location sales growth and acquisitions. Same-location sales increased 8% in the first quarter of 1999, compared with sales in the first quarter of 1998. Excluding the negative impact of paper price changes and foreign currency changes, same-location sales increased 10%.

Cost of sales, which includes the cost of merchandise sold, the cost to deliver products to customers, and the occupancy costs of our facilities, increased to $629.3 million in the first quarter of 1999, which was 74.2% of net sales. This compares with $564.2 million reported in the same period of the prior year, which represented 74.3% of net sales. Gross profit as a percentage of net sales was 25.8% and 25.7% for the first quarters of 1999 and 1998.

Operating expense was 21.3% of net sales in the first quarter of 1999, compared with 21.0% in the first quarter of 1998. Within the operating expense category, selling and warehouse operating expense was 19.3% of net sales in the first quarter of 1999, compared with 18.9% in 1998. The increase in the first quarter of 1999 was due, in part, to additional payroll associated with the expansion of our U.S. sales force and support of our growth initiatives. Corporate general and administrative expense was 1.5% of net sales in the first quarter of 1999, compared with 1.6% in 1998. Goodwill amortization increased to $3.6 million in the first quarter of 1999, compared with $3.2 million in the first quarter of 1998. The increase in goodwill amortization was the result of additional goodwill arising from our acquisitions.

As a result of the factors discussed above, income from operations in the first quarter of 1999 increased to $38.5 million, or 4.5% of net sales, compared to our first quarter 1998 operating income of $36.3 million, or 4.8% of net sales.

Interest expense was $6.5 million in the first quarters of 1999 and 1998. Our interest expense is the result of debt incurred in conjunction with our acquisition and capital spending programs.

Net income in the first quarter of 1999 increased to $18.5 million, or 2.2% of net sales, compared with $17.6 million, or 2.3% of net sales in the same period of the prior year.


Restructuring Reserve

In the fourth quarter of 1998, we initiated a plan to restructure our operations in the United Kingdom (the "restructuring"). The restructuring involves closing seven small facilities and an administrative office and integrating selected functions of our U.K. subsidiaries. The revenues and results of operations of the facilities to be closed are not accounted for separately. These closures are expected to be completed during the first half of 1999 and will result in work force reductions of approximately 140 warehouse and administrative support associates.

Also during December 1998, we terminated our joint venture with Otto Versand ("Otto"). As a result of this dissolution, Otto acquired our 50% interest in the joint venture. In addition, we repurchased Otto's 10% ownership interest in Jean-Paul Guisset S.A. ("JPG"), our direct marketing subsidiary in France. JPG is now 100% owned by the Company.


As a result of the restructuring and joint venture dissolution, we estimated and recorded charges of $11.1 million ($7.4 million or $.11 per share - diluted, net of tax benefit) in the fourth quarter of 1998. The restructuring liability is included in "Accrued liabilities, other" in the Balance Sheets. Amounts charged against the reserve through March 31, 1999, were as follows:

                     Termination   Legal and
                     payments to  professional   Leasehold   Other   Inventory
                      employees       fees     terminations  costs   writedown
                                        (expressed in thousands)

     Beginning balance  $ 1,400     $   900       $ 3,400   $ 4,400   $ 1,000
     Charges against
       reserve              600         100           300     3,800       100
                        _______     _______       _______    ______   _______
     Balance at
       March 31, 1999   $   800     $   800       $ 3,100   $   600   $   900

Termination payments to employees are the result of workforce reductions of 89 warehouse and administrative support associates as of March 31, 1999.


Liquidity and Capital Resources

Our principal requirements for cash have been to make acquisitions, fund technology development and working capital needs, expand our facilities at existing locations, and open new distribution centers. The execution of our strategy for growth, including acquisitions, the relocation of several existing distribution centers into new and larger facilities, and increasing our number of delivery trucks, is expected to require capital outlays over the next several years. Our restructuring efforts (see "Restructuring Reserve" section) are not expected to have a material impact on our liquidity.

To finance our capital requirements, we expect to rely upon funds from a combination of sources. In addition to cash flow from operations, we have a $450 million revolving credit agreement that expires in 2001 and provides for variable rates of interest based on customary indices. The revolving credit agreement is available for acquisitions and general corporate purposes. It contains financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. At March 31, 1999, $165 million was outstanding under this agreement. We may, subject to the covenants contained in the credit agreement and to market conditions, refinance existing debt or raise additional funds through the agreement and through other external debt or equity financings in the future. In October 1998, we entered into an interest rate swap with a notional amount of $25 million that expires in 2000. The swap results in an effective fixed interest rate of 5.1% with respect to $25 million of our revolving credit agreement borrowings.

We filed a registration statement with the Securities and Exchange Commission to register $300.0 million of shelf capacity for debt securities. The effective date of the filing was April 22, 1998. On May 12, 1998, we issued $150.0 million of 7.05% Notes ("Notes") under this registration statement.
The Notes are due May 15, 2005. Proceeds from the issuance were used to repay borrowings under our revolving credit agreement. We have $150.0 million of borrowing capacity remaining under this registration statement.

In addition to the amount outstanding under the revolving credit agreement and Notes, we had short-term notes payable of $60.6 million at March 31, 1999.
The maximum amount of short-term notes payable during the three months ended March 31, 1999, was $93.3 million. The average amount of short-term notes payable during the three months ended March 31, 1999, was $71.0 million. The weighted average interest rate for these borrowings was 5.4%.

As a result of our acquisition activity, we also had short-term acquisition liabilities of $7.3 million at March 31, 1999, which were included in "Accrued liabilities, other." Additionally, we had long-term acquisition liabilities of $46.8 million, primarily for the JPG price supplement, at March 31, 1999, which were included in "Other long-term liabilities" (see Note 8, "Acquisitions," in the Notes to Financial Statements for more information on our acquisition activity.)

In June 1996, we filed a registration statement with the Securities and Exchange Commission for 4.4 million shares of common stock to be offered from time to time in connection with future acquisitions. As of March 31, 1999,
3.9 million shares remained unissued under this registration statement.

Net cash provided by operations in the first three months of 1999 was $46.7 million. This was the result of $25.9 million of net income, depreciation and amortization, and other noncash items, and a $20.8 million net decrease in certain components of working capital. Net cash used for investment in the first three months of 1999 was $22.1 million, which included $14.7 million of expenditures for property and equipment, and $6.3 million for acquisitions. Net cash used for financing was $45.8 million for the first three months of 1999.

Net cash provided by operations in the first three months of 1998 was $53.6 million. This was the result of $26.8 million of net income, depreciation and amortization, and other noncash items, and a $26.7 million decrease in certain components of working capital. Net cash used for investment in the first three months of 1998 was $29.7 million, which included $17.6 million of expenditures for property and equipment, and $4.0 million for acquisitions. Net cash provided by financing was $0.5 million for the first three months of 1998.


New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement is effective for fiscal years beginning after June 15, 1999. We plan to adopt this Statement in the first quarter of 2000. We are in the process of reviewing this Statement. Adoption of this Statement is not expected to have a significant impact on our results of operations or financial position.


Year 2000 Computer Issue

We have undertaken a comprehensive review of our operations worldwide to identify our preparedness for the year 2000 issue and are executing a plan for our operations to address this issue. The status of our continued year 2000 progress is as follows: All of the computer systems we use to service our U.S. contract stationer and promotional products customers are year 2000 compliant. The computer systems we use to service our U.S. direct marketing customers are scheduled to be year 2000 compliant by June of 1999. All of our foreign operations' computer systems are year 2000 compliant with the exception of our direct marketing operation in the U.K., which is scheduled to be compliant by May of 1999. In conclusion, all of our computer systems are either currently year 2000 compliant or are scheduled to be compliant by June of 1999.

We have also been reviewing our year 2000 compliance in our infrastructure (e.g. telecommunication, HVAC, security systems, utilities, warehouse equipment, voice mail systems, desktop and portable personal computers). We expect to complete most remediation and certification testing in the first half of 1999, with extended remediation and certification scheduled throughout 1999.

We have discussed the year 2000 issue with our critical suppliers to determine the extent to which we could be affected if their systems are not year 2000 compliant. Most of our critical suppliers have confirmed that they already are, or specifically when they expect to be, compliant. Throughout 1999, we intend to continue monitoring this compliance.

The most reasonably likely worst case scenario of failure by us or our suppliers or customers to be year 2000 compliant would be a temporary inability to process orders, to obtain or deliver products and services to our customers, or to collect amounts due to us from customers. We are currently developing contingency plans in the event that critical systems, suppliers, or customers encounter year 2000 problems.

The overall incremental costs to make our systems compliant are expected to be less than $5 million. Approximately $4.2 million has been spent through March 31, 1999. These costs are being expensed as incurred. We have also incurred costs over the last several years for year 2000 compliant computer system additions, replacements, and upgrades in order to realize efficiencies and process improvements. These costs are generally capitalized and amortized over a period of three to five years.

Our discussion of the year 2000 computer issue contains forward-looking information. We believe that our critical computer systems will be year 2000 compliant and that the costs to achieve compliance will not materially impact our financial condition, operating results, or cash flows. Nevertheless, factors that could cause actual results to differ from our expectations include the successful implementation of year 2000 initiatives by our customers and suppliers, changes in the availability and costs of resources to implement year 2000 changes, and our ability to successfully identify and correct all systems affected by the year 2000 issue.


The Euro Conversion
On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro. The participating countries adopted the Euro as their common legal currency on that date. The conversion to the Euro required certain changes to our information systems to accommodate Euro-denominated transactions. The cost of these changes was not material to the Company. All of our affected European operations were Euro compliant by the end of 1998.

While the competitive impact of the Euro conversion remains uncertain, we currently do not anticipate a negative impact on our European operations. Alternatively, the conversion to the Euro may provide additional marketing opportunities for our European operations.



Business Outlook

Our core domestic operations remain strong. We continue to expect our cross-selling efforts in furniture, computer consumables, promotional products, and office paper to result in additional sales to our existing customers. In addition, we see excellent opportunities in serving the middle-market, which represents businesses of 25 to 100 employees. Our custom-designed sales effort, Boise Express, is aimed specifically at this market. We also expect to grow sales by serving new customers through a larger sales force. The pace of our revenue growth will partially depend on the success of these initiatives. In addition, continued same-location sales growth will depend, in part, on conditions outside our control such as economic conditions and the competitive environment in which we operate.

Our sales growth also depends, in part, on our ability to identify appropriate acquisition candidates in the U.S. and internationally. Acquisitions remain an important part of our growth strategy. We will continue to pursue acquisitions of businesses that fit our business model.

Our French subsidiary, JPG, continues to perform well, posting double-digit sales and operating income growth. We are continuing our investment in developing our operations in Spain and Belgium, both of which are progressing nicely.

We believe our gross margins will continue to be impacted principally by the competitive environment in which we operate, including the pricing strategies established by our competitors. While we believe that our efforts to lower our procurement costs will be successful over time, there is no assurance that our gross margins may not decline under competitive pressure. In addition, office paper has historically impacted our gross margins as paper prices rise or fall. We are uncertain as to the timing or magnitude of any future changes in paper prices. Also, it is difficult to accurately predict what favorable or adverse impact changes in paper prices might have on our future gross margins or financial results. However, we believe our office paper business can be managed to maintain acceptable margins and cost effectively provide our customers with this important product. To a lesser extent our gross margins will be impacted by our ability to lower our delivery costs and leverage our fixed occupancy costs. Gross margins and operating expense ratios generally vary among product categories, distribution channels, and geographic locations. As a result, we expect some fluctuation in these ratios over time as our sales mix evolves.


Risk Factors Associated With Forward Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward looking statements" which involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, the success of developing business with new customers and of cross-selling efforts to existing customers; the timing and amount of any paper price changes; continued same-location sales growth; the changing mix of products sold to our customers; the success of our restructuring efforts; the timing and success of efforts to make systems year 2000 and Euro compliant; the pace and success of our acquisition program; the uncertainties of expansion into international markets, including fluctuations in currency exchange rates, legal and regulatory requirements, and other factors.


Item 3.   Quantitative and Qualitative Disclosures About Market Risks

Changes in interest rates and currency rates expose us to financial market risk. Our debt is a combination of variable-rate and fixed-rate debt. We experience only modest changes in interest expense when market interest rates change. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Our operations in Australia, Belgium, Canada, France, Spain, and the United Kingdom are denominated in currencies other than U.S. dollars. Most foreign currency transactions have been conducted in the local currency, with minimal cross-border product movement, limiting our exposure to changes in currency rates. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. We use interest rate swaps and rate hedge agreements to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, our financial statements reflect interest rate differentials as adjustments to interest expense over the life of the swap or underlying debt. We defer gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions, and we recognize such gains and losses in income or as adjustments of carrying amounts when the hedged transaction occurs. We mark to market all other forward exchange contracts and include unrealized gains and losses in current period net income. We had no material exposure to losses from derivative financial instruments held at March 31, 1999. We do not use derivative financial instruments for trading purposes.




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

                                    BOISE CASCADE
                                    OFFICE PRODUCTS CORPORATION

   As Duly Authorized Officer and
   Chief Accounting Officer:        /s/Thomas J. Jaszka
                                    _____________________________
                                    Thomas J. Jaszka
                                    Vice President and Controller

Date:  May 14, 1999














































                  BOISE CASCADE OFFICE PRODUCTS CORPORATION
                              INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                   for the Quarter Ended March 31, 1999

Number      Description                                       Page

11          Computation of Per Share Earnings

27          Financial Data Schedule