Form 10-Q
period 1999-06-30
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1999-08-13
CIK 938839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                F O R M  10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                   Shares Outstanding
         Class                                     as of July 31, 1999
Common Stock, $.01 par value                           65,800,212

                      PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
             (expressed in thousands, except share information)
                                (unaudited)


                                      Three Months Ended June 30
                                        1999               1998
Net sales                           $  801,559         $  732,863
Cost of sales, including purchases
   from Boise Cascade Corporation
   of $75,447 and $67,958              588,420            544,554
                                    ___________        ___________
Gross profit                           213,139            188,309
                                    ___________        ___________

Selling and warehouse operating
   expense                             163,640            141,674
Corporate general and administrative
   expense, including amounts paid
   to Boise Cascade Corporation
   of $820 and $643                     12,282             13,375
Goodwill amortization                    3,798              3,025
Other operating income                  (3,195)                 -
                                    ___________        ___________
                                       176,525            158,074
                                    ___________        ___________
Income from operations                  36,614             30,235
                                    ___________        ___________
Interest expense                         5,796              6,885
Other income, net                          484                211
                                    ___________        ___________
Income before income taxes              31,302             23,561
Income tax expense                      13,024              9,833
                                    ___________        ___________
Net income                          $   18,278         $   13,728


Earnings per share-basic            $      .28         $      .21

Average common shares
   outstanding-basic                65,795,849         65,742,883


Earnings per share-diluted          $      .28         $      .21

Average common shares
   outstanding-diluted              65,795,849         65,824,163



The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
             (expressed in thousands, except share information)
                               (unaudited)


                                       Six Months Ended June 30
                                       1999               1998
Net sales                           $1,649,948         $1,492,671
Cost of sales, including purchases
   from Boise Cascade Corporation
   of $144,324 and $135,202          1,217,681          1,108,784
                                    ___________        ___________
Gross profit                           432,267            383,887
                                    ___________        ___________
Selling and warehouse operating
   expense                             327,543            285,609
Corporate general and administrative
   expense, including amounts paid
   to Boise Cascade Corporation
   of $1,641 and $1,287                 25,408             25,812
Goodwill amortization                    7,424              6,195
Other operating income                  (3,195)                 -
                                    ___________        ___________
                                       357,180            317,616
                                    ___________        ___________
Income from operations                  75,087             66,271
                                    ___________        ___________
Interest expense                        12,248             13,350
Other income, net                          799                879
                                    ___________        ___________
Income before income taxes              63,638             53,800
Income tax expense                      26,870             22,483
                                    ___________        ___________
Net income                          $   36,768         $   31,317


Earnings per share-basic            $      .56         $      .48

Average common shares
   outstanding-basic                65,790,495         65,695,176


Earnings per share-diluted          $      .56         $      .48

Average common shares
   outstanding-diluted              65,801,009         65,782,084



The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
                           (expressed in thousands)


                                             (unaudited)
                                              June 30             December 31
ASSETS                                    1999          1998          1998

Current
  Cash and cash equivalents           $   21,113   $   37,566    $   31,838
  Receivables, less allowances
    of $9,644, $7,821, and $9,539        408,438      371,392       394,013
  Inventories                            188,228      191,267       226,955
  Deferred income tax benefits            20,719       17,820        14,335
  Other                                   38,044       22,509        31,532
                                      ___________  ___________   ___________
                                         676,542      640,554       698,673
                                      ___________  ___________   ___________

Property
  Land                                    27,813       27,321        28,572
  Buildings and improvements             150,225      140,029       143,192
  Furniture and equipment                228,910      195,784       214,611
  Accumulated depreciation              (166,043)    (145,251)     (149,071)
                                      ___________  ___________   ___________
                                         240,905      217,883       237,304
                                      ___________  ___________   ___________
Goodwill, net of amortization
    of $44,532, $30,886, and $37,108     485,233      437,742       494,883
Other assets                              44,538       34,727        30,885
                                      ___________  ___________   ___________
Total assets                          $1,447,218   $1,330,906    $1,461,745




The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
             (expressed in thousands, except share information)

                                               (unaudited)
                                                June 30           December 31
LIABILITIES AND SHAREHOLDERS' EQUITY      1999         1998          1998

Current
  Notes payable                       $   60,411   $   82,200    $   72,100
  Current portion of long-term debt        3,031        2,332         2,065
  Accounts payable
    Trade and other                      277,215      245,328       279,928
    Boise Cascade Corporation             30,408       25,639        29,297
                                      ___________  ___________   ___________
                                         307,623      270,967       309,225
                                      ___________  ___________   ___________
  Accrued liabilities
    Compensation and benefits             35,925       29,516        38,144
    Income taxes payable                  34,183            -           796
    Taxes, other than income              11,261       18,751         9,466
    Other                                 91,004       45,620        36,861
                                      ___________  ___________   ___________
                                         172,373       93,887        85,267
                                      ___________  ___________   ___________
                                         543,438      449,386       468,657
                                      ___________  ___________   ___________
Other
  Long-term debt, less current portion   280,530      307,126       354,224
  Other                                   31,068       33,493        75,950
                                      ___________  ___________   ___________
                                         311,598      340,619       430,174
                                      ___________  ___________   ___________
Shareholders' equity
  Common stock, $.01 par value,
    200,000,000 shares authorized;
    65,800,212, 65,757,558, and
    65,758,524 shares issued and
    outstanding at each period               658          658           658
  Additional paid-in capital             359,557      359,311       359,224
  Retained earnings                      245,248      186,729       208,480
  Accumulated other comprehensive
    income                               (13,281)      (5,797)       (5,448)
                                      ___________  ___________   ___________
    Total shareholders' equity           592,182      540,901       562,914
                                      ___________  ___________   ___________
Total liabilities and
  shareholders' equity                $1,447,218   $1,330,906    $1,461,745




The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                           (expressed in thousands)
                                  (unaudited)

                                                  Six Months Ended June 30
                                                     1999          1998

Cash provided by (used for) operations
  Net income                                      $  36,768     $  31,317
  Items in income not using (providing) cash
    Depreciation and amortization                    30,188        23,791
    Deferred income taxes                            (7,843)       (5,698)
    Restructuring reserve                            (3,988)            -
  Receivables                                       (14,425)      (12,532)
  Inventories                                        40,142         7,912
  Accounts payable and accrued liabilities           11,113           506
  Current and deferred income taxes                  28,070        (3,333)
  Other, net                                         (3,730)        3,259
                                                  __________    __________
    Cash provided by operations                     116,295        45,242
                                                  __________    __________

Cash used for investment
  Expenditures for property and equipment           (26,222)      (32,401)
  Acquisitions                                       (6,328)       (4,042)
  Other, net                                        (10,074)      (10,119)
                                                  __________    __________
    Cash used for investment                        (42,624)      (46,562)
                                                  __________    __________

Cash provided by (used for) financing
  Payments of long-term debt                        (72,728)      (51,043)
  Notes payable                                     (11,689)       58,900
  Other, net                                             21         2,274
                                                  __________    __________
    Cash provided by (used for) financing           (84,396)       10,131
                                                  __________    __________

Increase (decrease) in cash and
  cash equivalents                                  (10,725)        8,811
Balance at beginning of the period                   31,838        28,755
                                                  __________    __________
Balance at June 30                                $  21,113     $  37,566




The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION. Boise Cascade Office Products Corporation (together with its subsidiaries, "the Company" or "we"), headquartered in Itasca, Illinois, is one of the world's premier business-to-business distributors of products for the office.
     At June 30, 1999, Boise Cascade Corporation owned approximately
     81% of our outstanding common stock.

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

(2) NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
     No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In
     July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 that delayed the effective date of Statement 133 until fiscal years beginning after June 15, 2000. We plan to adopt this Statement in the first quarter of 2001. We are in the process of reviewing this Statement. Adoption of this Statement is not expected to have a significant impact on our results of operations or financial position.

(3) RESTRUCTURING RESERVE. During the second quarter of 1999, we revised the amount of a restructuring reserve that we established in the fourth quarter of 1998 for our U.K. operations. The restructuring program was less costly than originally anticipated.
     As a result, we recorded an increase to operating income of approximately $4.0 million ($2.7 million or $.04 per share - diluted, net of tax benefit) in the second quarter of 1999. The increase to income included $0.5 million for termination payments to employees; $0.6 million for legal and professional fees related to facility closings and work force reductions; $1.6 million for facility, automobile, and delivery truck leasehold terminations; and $0.5 million of other costs. These amounts were included in "Other operating income" in the Statements of Income. The increase to income also included a favorable adjustment to "Cost of sales" in the Statements of Income of about $0.8 million, which resulted from a lower than expected inventory write-down.

     The restructuring liability is included in "Accrued liabilities, other" in the Balance Sheets. Changes in the reserve balance through June 30, 1999, were as follows:

                     Termination   Legal and
                     payments to  professional   Leasehold   Other   Inventory
                      employees       fees     terminations  costs   writedown
                                        (expressed in thousands)

     Beginning balance  $ 1,400      $  900      $ 3,400    $ 4,400   $ 1,000
     Charges against
       reserve             (800)       (100)        (400)    (3,900)     (200)
     Reserves credited
       to income           (500)       (600)      (1,600)      (500)     (800)
                        ________     _______     ________   ________  ________
     Balance at
       June 30, 1999    $   100      $  200      $ 1,400    $     -    $    -

     Reserves credited to income reflect lower legal and professional fees, a sublease on one of the facilities, a decision to retain a small printing portion of the business, and fewer terminations of employees. Termination payments to employees are the result of workforce reductions of about 90 warehouse and administrative support associates as of June 30, 1999. We expect the restructuring to result in total workforce reductions of approximately 100 warehouse and administrative support associates.

(4) EARNINGS PER SHARE. Basic earnings per share for the three and six months ended June 30, 1999 and 1998, were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods. Diluted earnings per share for the three and six months ended June 30, 1999 and 1998, include the weighted average impact of stock options assumed exercised using the treasury method. Earnings per share is computed independently for each period.


                            For the three months        For the six months
                                ended June 30              ended June 30
                              1999          1998          1999        1998

BASIC EARNINGS PER SHARE
Net income                 $   18,278   $   13,728     $   36,768   $   31,317

Shares of common stock:
  Weighted average
    shares outstanding     65,765,854   65,723,455     65,762,209   65,671,396
  Effect of contingent
    shares                     29,995       19,428         28,286       23,780
                           65,795,849   65,742,883     65,790,495   65,695,176

Basic earnings per share   $      .28   $      .21     $      .56   $      .48

DILUTED EARNINGS PER SHARE
Net income                 $   18,278   $   13,728     $   36,768   $   31,317

Shares of common stock:
  Weighted average
    shares outstanding     65,765,854   65,723,455     65,762,209   65,671,396
  Effect of options                 -       81,280         10,514       86,908
  Effect of contingent
    shares                     29,995       19,428         28,286       23,780
                           __________   __________     __________   __________
                           65,795,849   65,824,163     65,801,009   65,782,084

Diluted earnings per share $      .28   $      .21     $      .56   $      .48

(5) COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:
                                Three Months Ended      Six Months Ended
                                     June 30                  June 30
                                 1999       1998          1999       1998
                                      (expressed in thousands)

     Net income                $18,278    $13,728       $36,768    $31,317
     Other comprehensive
     income (loss)
       Cumulative foreign
        currency translation
        adjustment, net of
        income taxes              (902)      (479)       (7,833)     1,235
                               ________   ________      ________   ________
     Comprehensive income,
       net of income taxes     $17,376    $13,249       $28,935    $32,552

(6) DEFERRED SOFTWARE COSTS. We defer purchased and internally developed software and related installation costs for computer systems that are used in our business. Deferral of costs begins when technological feasibility of the project has been established and it is determined that the software will benefit future years. These costs are amortized on the straight-line method over the expected useful life of the product. If the useful life of the product is changed, the amortization period is adjusted. "Other assets" in the Balance Sheets includes deferred software costs of $29.7 million, $21.9 million, and $26.9 million at June 30, 1999 and 1998, and December 31, 1998.

(7) DEBT. On June 26, 1997, we entered into a $450 million revolving credit agreement with a group of banks that expires in June 2001 and provides for variable rates of interest based on customary indices. The revolving credit agreement is available for acquisitions and general corporate purposes. It contains financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. At June 30, 1999, borrowings under the agreement totaled $125 million. We may, subject to the covenants contained in the credit agreement and to market conditions, refinance existing debt or raise additional funds through the agreement and through other external debt or equity financings in the future. In October 1998, we entered into an interest swap with a notional amount of $25 million that expires in 2000. The swap results in an effective fixed interest rate of 5.1% with respect to $25 million of our revolving credit agreement borrowings. We are exposed to credit-related gains or losses in the event of nonperformance by the counterparty to the swap; however, we do not expect the counterparty to fail to meet their obligations.

     We have filed a registration statement with the Securities and Exchange Commission to register $300 million of shelf capacity for debt securities. In May 1998, we issued $150 million of 7.05% Notes ("Notes") under this registration statement. The Notes are due May 15, 2005.
     We have $150 million of borrowing capacity remaining under this registration statement.

     In addition to the amount outstanding under the revolving credit agreement and Notes, we had $60.4 million and $82.2 million of short-term notes payable at June 30, 1999 and 1998. The maximum amount of short-term notes payable during the six months ended June 30, 1999 and 1998, was $93.3 million and $116.6 million. The average amount of short-term notes payable during the six months ended June 30, 1999 and 1998, was $69.3 million and $75.7 million. The weighted average interest rates for these borrowings was 5.4% and 5.9% for the periods.

     Cash payments for interest were $12.4 million and $14.1 million for the six months ended June 30, 1999 and 1998.

(8) TAXES. The estimated tax provision rate for the first six months of 1999 was 43.0%, before the impact of the increase to income associated with our restructuring program. The tax provision rate for the same period in the prior year was 42.0%. The increase is primarily due to a shift in earnings among our foreign operations and the impact of nondeductible goodwill.

     For the six months ended June 30, 1999 and 1998, we paid income taxes, net of refunds received, of $5.6 million and $28.5 million.

(9) ACQUISITIONS. During the first six months of 1999 we completed one acquisition, and during the first six months of 1998 we completed two acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is generally being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

     On January 11, 1999, we acquired the office supply business of Wallace Computer Services, based in Lisle, Illinois. The transaction was completed for cash of $6.3 million and the recording of $0.2 milion of acquisition liabilities.

     In January 1998, we acquired the direct marketing business of Fidelity Direct, based in Minneapolis, Minnesota. In February 1998, we acquired the direct marketing business of Sistemas Kalamazoo, based in Spain. These transactions were completed for cash of $4.0 million, debt assumed of $0.2 million, and the recording of $3.8 million of acquisition liabilities.

     Unaudited pro forma results of operations reflecting the acquisitions would have been as follows. If the 1999 acquisition had occurred on January 1, 1999, there would have been no significant change in the results of operations for the first six months of 1999.
     If the 1999 and 1998 acquisitions had occurred January 1, 1998, sales for the first six months of 1998 would have remained $1.5 billion, net income would have decreased to $31.1 million, and basic and diluted earnings per share would have decreased to $.47. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

     In 1997, we acquired 100% of the shares of Jean-Paul Guisset S.A. ("JPG"). JPG is a direct marketer of office products in France. The negotiated purchase price was approximately FF850.0 million
     (US$144.0 million) plus a price supplement payable in the year 2000, if certain earnings and sales growth targets are reached.
     The maximum amount of the price supplement is FF300.0 million.
     In 1998, we made a partial payment of the price supplement of FF27.0 million (US$4.4 million). At June 30, 1999, we have a liability for the maximum remaining amount of the price supplement, FF273.0 million (US$43.1 million), which is included in "Other current liabilities" in the Balance Sheets.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1999, Compared with Three Months Ended
June 30, 1998

Results of Operations

Net sales in the second quarter of 1999 increased 9% to $801.6 million, compared with $732.9 million in the second quarter of 1998. The growth in sales resulted primarily from same-location sales growth. Same-location sales increased 7% in the second quarter of 1999, compared with sales in the second quarter of 1998. Excluding the negative impact of paper price changes and foreign currency changes, same-location sales increased 8%.

Cost of sales, which includes the cost of merchandise sold, the cost to deliver products to customers, and the occupancy costs of our facilities, increased to $588.4 million in the second quarter of 1999, which was 73.4% of net sales. Excluding the impact of nonroutine items associated with restructuring, cost of sales in the second quarter of 1999 was 73.5% of net sales (see "Restructuring Reserve" section for detailed information). This compares with $544.6 million reported in the same period of the prior year, which represented 74.3% of net sales. Excluding the impact of nonroutine items, gross profit as a percentage of net sales was 26.5% and 25.7% for the second quarters of 1999 and 1998. Gross profit increased in the second quarter of 1999 primarily because of higher margins in many of our businesses, particularly in our domestic operations. Our higher margins were primarily the result of lower procurement costs.

Operating expense was 22.0% of net sales in the second quarter of 1999, compared with 21.6% in the second quarter of 1998. Excluding the impact of nonroutine items associated with restructuring, operating expense for the second quarter of 1999 was 22.4% of net sales (see "Restructuring Reserve" section for detailed information). Within the operating expense category, selling and warehouse operating expense was 20.4% of net sales in the second quarter of 1999, compared with 19.3% in the second quarter of 1998. This increase resulted, in part, from higher payroll and benefits as a percent of sales, increased investment in our growth initiatives, start-up operating costs associated with our Casper, Wyoming, customer service center, and a modest employee-wide bonus program implemented during the last half of 1998. Corporate general and administrative expense was 1.5% of net sales in the second quarter of 1999, compared with 1.8% in 1998. Goodwill amortization increased to $3.8 million in the second quarter of 1999, compared with $3.0 million in the second quarter of 1998. The increase in goodwill amortization was the result of additional goodwill arising from our acquisitions.

Excluding the impact of nonroutine items, income from operations in the second quarter of 1999 increased to $32.6 million, or 4.1% of net sales, compared to our second quarter 1998 operating income of $30.2 million, or 4.1% of net sales. Compared to second quarter 1998, our second quarter 1999 operating income includes an improvement of approximately $0.9 million in our European operations affected by our restructuring efforts. This improvement is primarily non-cash and mainly represents the 1998 losses incurred in our joint venture with Otto Versand.

Interest expense was $5.8 million in the second quarter of 1999, compared with $6.9 million in the second quarter of 1998. The decrease in interest expense is due to lower debt balances compared with the prior period.

Excluding nonroutine items associated with restructuring, net income in the second quarter of 1999 was $15.6 million, or 1.9% of net sales, compared with $13.7 million, or 1.9% of net sales in the same period of the prior year.


Six Months Ended June 30, 1999, Compared with Six Months Ended June 30, 1998

Net sales for the six months ended June 30, 1999, increased 11% to $1.6 billion, compared with $1.5 billion a year ago. The increase was due primarily to same-location sales growth. Same-location sales increased 7% year to year. Excluding the negative impact of paper price changes and foreign currency changes, same-location sales grew 9%.

Cost of sales, which includes the cost of merchandise sold, the cost to deliver products to the customers, and the occupancy costs of our facilities, increased to $1.2 billion for the six months ended June 30, 1999, which was 73.8% of net sales. This compares with $1.1 billion reported in the same period of the prior year, which represented 74.3% of net sales. Gross profit as a percentage of net sales was 26.2% and 25.7% for the first six months of 1999 and 1998. The increase was due to higher gross margins in many of our businesses, with particular strength in our domestic operations. Our higher margins were primarily the result of lower procurement costs.

Operating expense was 21.6% of net sales for the first six months of 1999, compared with 21.3% in the same period of the prior year. Excluding the impact of nonroutine items associated with restructuring, operating expense for the first six months of 1999 was 21.8% (see "Restructuring Reserve" section for detailed information). Within the operating expense category, selling and warehouse operating expense was 19.9% of net sales for the first six months of 1999, compared with 19.1% in 1998. The increase is due, in part, from higher payroll and benefits as a percent of sales, increased investment in our growth initiatives, start-up operating costs associated with our Casper, Wyoming, customer service center, and a modest employee-wide bonus program implemented during the last half of 1998. Corporate general and administrative expense was 1.5% of net sales for the first six months of 1999, compared with 1.7% in 1998. Goodwill amortization increased to $7.4 million for the first six months of 1999, compared with $6.2 million in 1998. The increase in goodwill amortization was the result of additional goodwill arising from our acquisitions.

Excluding the impact of nonroutine items, income from operations for the first six months of 1999 was $71.1 million, or 4.3% of net sales, compared with 1998 operating income of $66.3 million, or 4.4% of net sales. Compared to the first six months of 1998, our operating income for the first six months of 1999 includes an improvement of approximately $2.2 million in our European operations affected by our restructuring efforts. This improvement is primarily non-cash and mainly represents the 1998 losses incurred in our joint venture with Otto Versand.

Interest expense was $12.2 million for the first six months of 1999, compared with $13.4 million in 1998. The decrease in interest expense is due to lower debt balances compared with the prior period.

Excluding nonroutine items associated with restructuring, net income for the first six months of 1999 was $34.1 million, or 2.1% of net sales, compared with $31.3 million, or 2.1% of net sales, in the same period of the prior year.


Restructuring Reserve

During the second quarter of 1999, we revised the amount of a restructuring reserve that we established in the fourth quarter of 1998 for our U.K. operations. The restructuring program was less costly than originally anticipated. As a result, we recorded an increase to operating income of approximately $4.0 million ($2.7 million or $.04 per share - diluted, net of tax benefit) in the second quarter of 1999. The increase to income included $0.5 million for termination payments to employees; $0.6 million for legal and professional fees related to facility closings and work force reductions; $1.6 million for facility, automobile, and delivery truck leasehold terminations; and $0.5 million of other costs. These amounts were included in "Other operating income" in the Statements of Income. The increase to income also included a favorable adjustment to "Cost of sales" in the Statements of Income of about $0.8 million, which resulted from a lower than expected inventory write-down.

The restructuring liability is included in "Accrued liabilities, other" in the Balance Sheets. Changes in the reserve balance through June 30, 1999, were as follows:

                     Termination   Legal and
                     payments to  professional   Leasehold   Other   Inventory
                      employees       fees     terminations  costs   writedown
                                        (expressed in thousands)

     Beginning balance  $ 1,400      $  900      $ 3,400    $ 4,400   $ 1,000
     Charges against
       reserve             (800)       (100)        (400)    (3,900)     (200)
     Reserves credited
       to income           (500)       (600)      (1,600)      (500)     (800)
                        ________     _______     ________   ________  ________
     Balance at
       June 30, 1999    $   100      $  200      $ 1,400    $     -    $    -

Reserves credited to income reflect lower legal and professional fees, a sublease on one of the facilities, a decision to retain a small printing portion of the business, and fewer terminations of employees. Termination payments to employees are the result of workforce reductions of about 90 warehouse and administrative support associates as of June 30, 1999. We expect the restructuring to result in total workforce reductions of approximately 100 warehouse and administrative support associates.


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

To finance our capital requirements, we expect to rely upon funds from a combination of sources. In addition to cash flow from operations, we have a $450 million revolving credit agreement that expires in 2001 and provides for variable rates of interest based on customary indices. The revolving credit agreement is available for acquisitions and general corporate purposes. It contains financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. At June 30, 1999, $125 million was outstanding under this agreement. We may, subject to the covenants contained in the credit agreement and to market conditions, refinance existing debt or raise additional funds through the agreement and through other external debt or equity financings in the future. In October 1998, we entered into an interest swap with a notional amount of $25 million that expires in 2000. The swap results in an effective fixed interest rate of 5.1% with respect to the $25 million of our revolving credit agreement borrowings.

We have filed a registration statement with the Securities and Exchange Commission to register $300.0 million of shelf capacity for debt securities. In May 1998, we issued $150.0 million of 7.05% Notes ("Notes") under this registration statement. The Notes are due May 15, 2005. We have $150.0 million of borrowing capacity remaining under this registration statement.

In addition to the amount outstanding under the revolving credit agreement and Notes, we had short-term notes payable of $60.4 million at June 30, 1999. The maximum amount of short-term notes payable during the six months ended June 30, 1999, was $93.3 million. The average amount of short-term notes payable during the six months ended June 30, 1999, was $69.3 million. The weighted average interest rate for these borrowings was 5.4%

As a result of our acquisition activity, we also had short-term acquisition liabilities of $49.3 million, primarily for the JPG price supplement, at June 30, 1999, which were included in "Accrued liabilities, other." Additionally, we had long-term acquisition liabilities of $5.2 million at June 30, 1999, which were included in "Other long-term liabilities" (see Note 9, "Acquisitions," in the Notes to Financial Statements for more information on our acquisition activity.)

In June 1996, we filed a registration statement with the Securities and Exchange Commission for 4.4 million shares of common stock to be offered from time to time in connection with future acquisitions. As of June 30, 1999, 3.8 million shares remained unissued under this registration statement.

Net cash provided by operations in the first six months of 1999 was $116.3 million. This was the result of $55.1 million of net income, depreciation and amortization, and other noncash items, and a $61.2 million decrease in certain components of working capital. Net cash used for investment in the first six months of 1999 was $42.6 million, which included $26.2 million of expenditures for property and equipment, and $6.3 million for acquisitions. Net cash used for financing was $84.4 million for the first six months of 1999, resulting from reductions in our total debt outstanding.

Net cash provided by operations in the first six months of 1998 was $45.2 million. This was primarily the result of $49.4 million of net income, depreciation and amortization, and other noncash items, offset by a $4.2 million increase in certain components of working capital. Net cash used for investment in the first six months of 1998 was $46.6 million, which included $32.4 million of expenditures for property and equipment, and $4.0 million for acquisitions. Net cash provided by financing was $10.1 million for the first six months of 1998, resulting primarily from borrowings we made to fund acquisitions.


New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 that delayed the effective date of Statement 133 until fiscal years beginning after June 15, 2000. We plan to adopt this Statement in the first quarter of 2001. We are in the process of reviewing this Statement. Adoption of this Statement is not expected to have a significant impact on our results of operations or financial position.


Year 2000 Computer Issue

We have undertaken a comprehensive review of our operations worldwide to identify our preparedness for the year 2000 issue and are executing a plan for our operations to address this issue. We believe that all of the computer systems we use to service our customers in all of our domestic and foreign locations are now year 2000 compliant. A personnel scheduling system, not directly related to servicing our customers, is scheduled for a vendor-supplied release upgrade in August to make it year 2000 compliant.

We have also been reviewing the year 2000 compliance in our infrastructure (e.g. telecommunication; heating, ventilation, and air conditioning; security systems; utilities; warehouse equipment; voice mail systems; desktop and portable personal computers). We believe that all of our data communications infrastructure is now compliant and that nearly all of our voice communications infrastructure (switches, automatic call distribution systems, and voice mail systems) are compliant with the few exceptions scheduled for vendor-supplied software release upgrades in August. We believe that all other infrastructure critical to customer service is now compliant. We are continuing to perform compliance testing on all residual infrastructure components.

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

The overall incremental costs to make our systems year 2000 compliant are expected to be less than $5 million. Approximately $4.4 million has been spent through June 30, 1999. These costs are being expensed as incurred. We have also incurred costs over the last several years for year 2000 compliant computer system additions, replacements, and upgrades in order to realize efficiencies and process improvements. These costs are generally capitalized and amortized over a period of three to five years.

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


Business Outlook

Our core North American operations remain strong. We continue to expect our cross-selling efforts in furniture, computer consumables, promotional products, and office paper to result in additional sales to our existing customers. Also, we see excellent opportunities in serving the middle-market, which represents businesses of 25 to 100 employees. Our custom-designed sales effort, Boise Express, is aimed specifically at this market. Our integrated supply program offers another growth opportunity. We are looking for ways to broaden our integrated supply offering by developing strategic alliances with other suppliers. We also expect to grow sales by serving middle-market customers through a larger sales force. The pace of our revenue growth will partially depend on the success of these initiatives. We are also seeing merger-driven consolidations among not only some of our large customers but also among some of our key competitors. As a result, continued same-location sales growth will depend, in part, on conditions outside our control such as economic conditions and the competitive environment in which we operate.

Our sales growth also depends, in part, on our ability to identify appropriate acquisition candidates in the U.S. and internationally. Over the past several years, acquisitions have contributed significantly to our revenue growth. Although our acquisition pace has slowed, acquisitions remain an important part of our growth strategy. We will continue to pursue acquisitions of businesses that fit our business model.

Our French and Australian operations are performing well, posting double-digit sales growth and operating income improvement. We are continuing to develop our direct marketing operations in Spain and Belgium, both of which are progressing nicely.

We believe our gross margins will continue to be impacted principally by the competitive environment in which we operate, including the pricing strategies established by our competitors. While we believe that our efforts to lower our procurement costs will be successful over time, there is no assurance that our gross margins may not decline under competitive pressure. In addition, office paper has historically impacted our gross margins and operating margins as paper prices rise or fall. We are uncertain as to the timing or magnitude of any future changes in paper prices. Also, it is difficult to accurately predict what favorable or adverse impact changes in paper prices might have on our future gross margins or financial results. However, we believe our office paper business can be managed to maintain acceptable margins and cost effectively provide our customers with this important product. To a lesser extent our gross margins will be impacted by our ability to lower our delivery costs and leverage our fixed occupancy costs. Gross margins and operating expense ratios generally vary among product categories, distribution channels, and geographic locations. As a result, we expect some fluctuation in these ratios over time as our sales mix evolves.


Risk Factors Associated With Forward Looking Statements

The Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward looking statements" which involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, our ability to implement our operating strategies, integration, and restructuring plans and to realize cost savings and efficiencies; the timing and amount of any paper price changes; continued same-location sales growth; the changing mix of products sold to our customers; the pace and success of our acquisition program; the success of new product line introductions; the uncertainties of expansion into international markets, including currency exchange rates, legal and regulatory requirements, and other factors; changes in the competitive environment brought about by consolidation of customers and competitors, and other competitive and general economic conditions.


Item 3.   Quantitative and Qualitative Disclosures About Market Risks

Changes in interest rates and currency rates expose us to financial market risk. Our debt is a combination of variable-rate and fixed-rate debt. We experience only modest changes in interest expense when market interest rates change. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Our operations in Australia, Belgium, Canada, France, Spain, and the United Kingdom are denominated in currencies other than U.S. dollars. Most foreign currency transactions have been conducted in the local currency, with minimal cross-border product movement, limiting our exposure to changes in currency rates. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. We use interest rate swaps and rate hedge agreements to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, our financial statements reflect interest rate differentials as adjustments to interest expense over the life of the swap or underlying debt. We defer gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions, and we recognize such gains and losses in income or as adjustments of carrying amounts when the hedged transaction occurs. We mark to market all other forward exchange contracts and include unrealized gains and losses in current period net income. We had no material exposure to losses from derivative financial instruments held at June 30, 1999. We do not use derivative financial instruments for trading purposes.



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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on April 20, 1999. A total of 65,758,524 shares of common stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 64,337,715 shares were represented at the meeting and 1,420,809 shares were not voted.

Shareholders cast votes for the election of the following directors whose terms expire in 2002:

                                     In Favor              Withheld
Theodore Crumley                    64,068,712              269,003
A. William Reynolds                 64,052,420              285,295
Donald E.Roller                     64,094,425              243,290

Continuing in office are James G. Connelly III and Peter G. Danis Jr., whose terms expire in 2000, and John B. Carley, George J. Harad, and Christopher C. Milliken, whose terms expire in 2001.

The shareholders also ratified the appointment of Arthur Andersen LLP, as the Company's independent auditors for the year 1999 with votes cast 64,112,465 for, 165,913 against, and 59,337 abstained.

The shareholders also ratified the amendment of the Key Executive Stock Option Plan. The votes for the amendment were 61,031,411 for, 810,493 against, and 204,890 abstained.

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

Date:  August 12, 1999

                  BOISE CASCADE OFFICE PRODUCTS CORPORATION
                              INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                      for the Quarter Ended June 30, 1999

Number      Description                                      Page

27          Financial Data Schedule