Form 10-Q
period 1999-09-30
BOISE CASCADE OFFICE PRODUCTS CORP
filed 1999-11-12
CIK 938839

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                F O R M  10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                     Shares Outstanding
         Class                                     as of October 31, 1999
Common Stock, $.01 par value                             65,800,212



                      PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
             (expressed in thousands, except share information)
                                (unaudited)


                                   Three Months Ended September 30
                                       1999                1998
Net sales                          $  838,521          $  760,437
Cost of sales, including purchases
  from Boise Cascade Corporation
  of $76,072 and $71,731              630,516             571,978
                                   ___________         ___________
Gross profit                          208,005             188,459
                                   ___________         ___________

Selling and warehouse operating
  expense                             157,271             145,554
Corporate general and administrative
  expense, including amounts paid
  to Boise Cascade Corporation
  of $817 and $657                     12,690              11,985
Goodwill amortization                   3,709               3,162
                                   ___________         ___________
                                      173,670             160,701
                                   ___________         ___________
Income from operations                 34,335              27,758
                                   ___________         ___________
Interest expense                        5,932               6,553
Other income, net                         487                 422
                                   ___________         ___________
Income before income taxes             28,890              21,627
Income tax expense                     12,507               9,800
                                   ___________         ___________
Net income                         $   16,383          $   11,827


Earnings per share-basic           $      .25          $      .18

Average common shares
  outstanding-basic                65,800,212          65,785,573


Earnings per share-diluted         $      .25          $      .18

Average common shares
  outstanding-diluted              65,800,212          65,812,831



The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF INCOME
             (expressed in thousands, except share information)
                               (unaudited)


                                    Nine Months Ended September 30
                                       1999               1998
Net sales                           $2,488,469         $2,253,108
Cost of sales, including purchases
  from Boise Cascade Corporation
  of $220,396 and $206,932           1,848,197          1,680,762
                                    ___________        ___________
Gross profit                           640,272            572,346
                                    ___________        ___________
Selling and warehouse operating
  expense                              484,814            431,163
Corporate general and administrative
  expense, including amounts paid
  to Boise Cascade Corporation
  of $2,458 and $1,944                  38,098             37,797
Goodwill amortization                   11,133              9,357
Other operating income                  (3,195)                 -
                                    ___________        ___________
                                       530,850            478,317
                                    ___________        ___________
Income from operations                 109,422             94,029
                                    ___________        ___________
Interest expense                        18,180             19,903
Other income, net                        1,286              1,301
                                    ___________        ___________
Income before income taxes              92,528             75,427
Income tax expense                      39,377             32,283
                                    ___________        ___________
Net income                          $   53,151         $   43,144


Earnings per share-basic            $      .81         $      .66

Average common shares
  outstanding-basic                 65,793,770         65,725,640


Earnings per share-diluted          $      .81         $      .66

Average common shares
  outstanding-diluted               65,800,780         65,792,665



The accompanying notes are an integral part of these Financial Statements.


          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
                           (expressed in thousands)


                                             (unaudited)
                                            September 30         December 31
ASSETS                                    1999         1998          1998

Current
  Cash and cash equivalents           $   19,560   $   39,729    $   31,838
  Receivables, less allowances
    of $10,042, $8,730, and $9,539       447,720      396,045       394,013
  Inventories                            210,783      213,170       226,955
  Deferred income tax benefits            20,647       16,313        14,335
  Other                                   31,741       19,860        31,532
                                      ___________  ___________   ___________
                                         730,451      685,117       698,673
                                      ___________  ___________   ___________

Property
  Land                                    28,483       27,586        28,572
  Buildings and improvements             156,369      142,037       143,192
  Furniture and equipment                229,442      199,902       214,611
  Accumulated depreciation              (173,759)    (143,603)     (149,071)
                                      ___________  ___________   ___________
                                         240,535      225,922       237,304
                                      ___________  ___________   ___________
Goodwill, net of amortization
  of $48,241, $33,927, and $37,108       488,400      442,657       494,883
Other assets                              39,007       39,677        30,885
                                      ___________  ___________   ___________
Total assets                          $1,498,393   $1,393,373    $1,461,745




The accompanying notes are an integral part of these Financial Statements.

          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                                BALANCE SHEETS
             (expressed in thousands, except share information)

                                            (unaudited)
                                           September 30          December 31
LIABILITIES AND SHAREHOLDERS' EQUITY      1999         1998          1998

Current
  Notes payable                       $   70,090   $   74,000    $   72,100
  Current portion of long-term debt        2,593        2,531         2,065
  Accounts payable
    Trade and other                      294,573      288,198       279,928
    Boise Cascade Corporation             38,256       28,387        29,297
                                      ___________  ___________   ___________
                                         332,829      316,585       309,225
                                      ___________  ___________   ___________
  Accrued liabilities
    Compensation and benefits             45,662       32,154        38,144
    Income taxes payable                       -            -           796
    Taxes, other than income              12,352       16,973         9,466
    Other                                 84,049       45,062        36,861
                                      ___________  ___________   ___________
                                         142,063       94,189        85,267
                                      ___________  ___________   ___________
                                         547,575      487,305       468,657
                                      ___________  ___________   ___________
Other
  Long-term debt, less current portion   310,774      317,480       354,224
  Other                                   28,371       33,225        75,950
                                      ___________  ___________   ___________
                                         339,145      350,705       430,174
                                      ___________  ___________   ___________
Shareholders' equity
  Common stock, $.01 par value,
    200,000,000 shares authorized;
    65,800,212, 65,758,524, and
    65,758,524 shares issued and
    outstanding at each period               658          658           658
  Additional paid-in capital             359,557      359,224       359,224
  Retained earnings                      261,631      198,558       208,480
  Accumulated other comprehensive
    income (loss)                        (10,173)      (3,077)       (5,448)
                                      ___________  ___________   ___________
    Total shareholders' equity           611,673      555,363       562,914
                                      ___________  ___________   ___________
Total liabilities and
  shareholders' equity                $1,498,393   $1,393,373    $1,461,745




The accompanying notes are an integral part of these Financial Statements.



          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                           (expressed in thousands)
                                  (unaudited)

                                               Nine Months Ended September 30
                                                     1999          1998

Cash provided by (used for) operations
  Net income                                      $  53,151     $  43,144
  Items in income not using (providing) cash
    Depreciation and amortization                    45,148        37,106
    Deferred income taxes                            (4,020)       (3,392)
    Restructuring reserve                            (3,988)            -
  Receivables                                       (53,707)      (37,185)
  Inventories                                        19,869       (13,991)
  Accounts payable and accrued liabilities           34,331        53,824
  Current and deferred income taxes                  (5,408)       (6,808)
  Other, net                                          3,366         8,304
                                                  __________    __________
    Cash provided by operations                      88,742        81,002
                                                  __________    __________

Cash used for investment
  Expenditures for property and equipment           (33,429)      (47,710)
  Acquisitions                                       (7,619)       (4,042)
  Other, net                                        (14,970)      (28,479)
                                                  __________    __________
    Cash used for investment                        (56,018)      (80,231)
                                                  __________    __________

Cash provided by (used for) financing
  Additions to long-term debt                        47,569       159,645
  Payments of long-term debt                        (90,491)     (201,740)
  Notes payable                                     ( 2,010)       50,700
  Other, net                                            (70)        1,598
                                                  __________    __________
    Cash provided by (used for) financing           (45,002)       10,203
                                                  __________    __________

Increase (decrease) in cash and
  cash equivalents                                  (12,278)       10,974
Balance at beginning of the period                   31,838        28,755
                                                  __________    __________
Balance at September 30                           $  19,560     $  39,729



The accompanying notes are an integral part of these Financial Statements.



          BOISE CASCADE OFFICE PRODUCTS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION. Boise Cascade Office Products Corporation (together with its subsidiaries, "the Company" or "we"), headquartered in Itasca, Illinois, is one of the world's premier business-to-business distributors of products for the office.
     At September 30, 1999, Boise Cascade Corporation owned approximately 81% of our outstanding common stock.

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

(3) RESTRUCTURING RESERVE. During the second quarter of 1999, we revised the amount of a restructuring reserve that we established in the fourth quarter of 1998 for our U.K. operations. The restructuring program was less costly than originally anticipated.
     As a result, we recorded an increase to operating income of approximately $4.0 million ($2.7 million, net of tax benefit or $.04 per share-diluted) in the second quarter of 1999. Of this amount, about $3.2 million was included in "Other operating income" and about $0.8 million was included in "Cost of sales" in the Statements of Income.

     The restructuring liability is included in "Accrued liabilities, other" in the Balance Sheets. Changes in the reserve balance through September 30, 1999, were as follows:

                    Termination   Legal and
                    payments to  professional   Leasehold   Other   Inventory
                     employees       fees     terminations  costs   writedown
                                      (expressed in thousands)

   Beginning balance    $ 1,400     $  900      $ 3,400    $ 4,400   $ 1,000
   Charges against
     reserve               (200)         -            -     (3,600)        -
   Balance at           ________    _______     ________   ________  ________
     December 31, 1998  $ 1,200     $  900      $ 3,400    $   800   $ 1,000
   Charges against
     reserve               (600)      (200)        (400)      (300)     (200)
   Reserves credited
     to income             (500)      (600)      (1,600)      (500)     (800)
                        ________    _______     ________   ________  ________
   Balance at
     September 30, 1999 $   100     $  100      $ 1,400    $     -   $     -

     Reserves credited to income reflect lower legal and professional fees, a sublease on one of the facilities, a decision to retain a small printing portion of the business, and fewer terminations of employees. Termination payments to employees are the result of workforce reductions of about 90 warehouse and administrative support associates as of September 30, 1999. We expect the restructuring to result in total workforce reductions of approximately 100 warehouse and administrative support associates.

(4) EARNINGS PER SHARE. Basic earnings per share for the three and nine months ended September 30, 1999 and 1998, were computed by dividing net income by the weighted average number of shares of common stock outstanding for the periods. Diluted earnings per share for the three and nine months ended September 30, 1999 and 1998, include the weighted average impact of stock options assumed exercised using the treasury method. Earnings per share is computed independently for each period.

                             For the three months         For the nine months
                              ended September 30          ended September 30
                              1999          1998          1999          1998

BASIC EARNINGS PER SHARE
Net income                 $   16,383   $   11,827     $   53,151   $   43,144

Shares of common stock:
  Weighted average
    shares outstanding     65,800,212   65,757,737     65,775,016   65,700,493
  Effect of contingent
    shares                          -       27,836         18,754       25,147
                           65,800,212   65,785,573     65,793,770   65,725,640

Basic earnings per share   $      .25   $      .18     $      .81   $      .66

DILUTED EARNINGS PER SHARE
Net income                 $   16,383   $   11,827     $   53,151   $   43,144

Shares of common stock:
  Weighted average
    shares outstanding     65,800,212   65,757,737     65,775,016   65,700,493
  Effect of options                 -       27,258          7,010       67,025
  Effect of contingent
    shares                          -       27,836         18,754       25,147
                           65,800,212   65,812,831     65,800,780   65,792,665

Diluted earnings per share $      .25   $      .18     $      .81   $      .66

(5) COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:
                                Three Months Ended      Nine Months Ended
                                   September 30            September 30
                                 1999       1998          1999       1998
                                       (expressed in thousands)

     Net income                $16,383    $11,827       $53,151    $43,144
     Other comprehensive
      income (loss)
       Cumulative foreign
        currency translation
        adjustment, net of
        income taxes             3,108      2,720        (4,725)     3,955
                               ________   ________      ________   ________
     Comprehensive income,
       net of income taxes     $19,491    $14,547       $48,426    $47,099

(6) DEFERRED SOFTWARE COSTS. We defer purchased and internally developed software and related installation costs for computer systems that are used in our business. Deferral of costs begins when technological feasibility of the project has been established and it is determined that the software will benefit future years. These costs are amortized on the straight-line method over the expected useful life of the product. If the useful life of the product is changed, the amortization period is adjusted. "Other assets" in the Balance Sheets includes deferred software costs of $30.6 million, $24.9 million, and $26.9 million at September 30, 1999 and 1998, and December 31, 1998.

(7) DEBT. On June 26, 1997, we entered into a $450 million revolving credit agreement with a group of banks that expires in June 2001 and provides for variable rates of interest based on customary indices. The revolving credit agreement is available for acquisitions and general corporate purposes. It contains financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. At September 30, 1999, borrowings under the agreement totaled $155 million. We may, subject to the covenants contained in the credit agreement and to market conditions, refinance existing debt or raise additional funds through the agreement and through other external debt or equity financings in the future. In October 1998, we entered into an interest rate swap with a notional amount of $25 million that expires in 2000. The swap results in an effective fixed interest rate of 5.0% with respect to $25 million of our revolving credit agreement borrowings. We are exposed to credit-related gains or losses in the event of nonperformance by the counterparty to the swap; however, we do not expect the counterparty to fail to meet their obligations.

     We have $300 million of shelf capacity for debt securities registered with the Securities and Exchange Commission. In May 1998, we issued $150 million of 7.05% Notes ("Notes") under this registration statement. The Notes are due May 15, 2005. We have $150 million of borrowing capacity remaining under this registration statement.

     In addition to the amount outstanding under the revolving credit agreement and Notes, we had $70.1 million and $74.0 million of short-term notes payable at September 30, 1999 and 1998. The maximum amount of short-term notes payable during the nine months ended September 30, 1999 and 1998, was $111.9 million and $116.6 million. The average amount of short-term notes payable during the nine months ended September 30, 1999 and 1998, was $73.6 million and $64.7 million. The weighted average interest rates for these borrowings were 5.5% and 5.9% for the periods.

     Cash payments for interest were $15.6 million and $16.5 million for the nine months ended September 30, 1999 and 1998.

(8) TAXES. The estimated annual tax provision rate for the first nine months of 1999 and 1998 was approximately 43%.

     For the nine months ended September 30, 1999 and 1998, we paid income taxes, net of refunds received, of $46.3 million and $39.9 million.

(9) ACQUISITIONS. During the first nine months of 1999 we completed two acquisitions, and during the first nine months of 1998 we also completed two acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is generally being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

     In January 1999, we acquired the office supply business of Wallace Computer Services, based in Lisle, Illinois. In September 1999, we acquired Supply West, based in Perth, Western Australia. The transactions were completed for cash of $7.6 million and the recording of $2.6 million of acquisition liabilities.

     In January 1998, we acquired the direct marketing business of Fidelity Direct, based in Minneapolis, Minnesota. In February 1998, we acquired the direct marketing business of Sistemas Kalamazoo, based in Spain. These transactions were completed for cash of $4.0 million, debt assumed of $0.2 million, and the recording of $3.8 million of acquisition liabilities.

     Unaudited pro forma results of operations reflecting the acquisitions would have been as follows. If the 1999 acquisitions had occurred on January 1, 1999, there would have been no significant change in the results of operations for the first nine months of 1999. If the 1999 and 1998 acquisitions had occurred January 1, 1998, there would have been no significant change in the results of operations for the first nine months of 1998. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

     In 1997, we acquired 100% of the shares of Jean-Paul Guisset S.A. ("JPG"). JPG is a direct marketer of office products in France. The negotiated purchase price was approximately FF850.0 million
     (US$144.0 million) plus a price supplement payable in the year 2000, if certain earnings and sales growth targets are reached.
     The maximum amount of the price supplement is FF300.0 million.
     In 1998, we made a partial payment of the price supplement of FF27.0 million (US$4.4 million). At September 30, 1999, we have a liability for the maximum remaining amount of the price supplement, FF273.0 million (US$43.5 million), which is included in "Other current liabilities" in the Balance Sheets.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1999, Compared with Three Months Ended September 30, 1998

Results of Operations

Net sales in the third quarter of 1999 increased 10% to $838.5 million, compared with $760.4 million in the third quarter of 1998. The growth in sales resulted primarily from same-location sales growth. Same-location sales increased 7% in the third quarter of 1999, compared with sales in the third quarter of 1998. Excluding the negative impact of paper price changes and foreign currency changes, same-location sales increased 8%.

Cost of sales, which includes the cost of merchandise sold, the cost to deliver products to customers, and the occupancy costs of our facilities, increased to $630.5 million in the third quarter of 1999, which was 75.2% of net sales. This compares with $572.0 million reported in the same period of the prior year, which represented 75.2% of net sales. Gross profit as a percentage of net sales was 24.8% for both the third quarters of 1999 and 1998 but decreased from 26.5% of net sales in the second quarter of 1999. The decrease in gross profit from the second quarter of 1999 was primarily due to rising paper prices. Paper prices have been rising during 1999. We are passing these price increases along to our customers, but with a lag, which negatively affected our gross margins in the quarter.

Operating expense was 20.7% of net sales in the third quarter of 1999, compared with 21.1% in the third quarter of 1998. Within the operating expense category, selling and warehouse operating expense was 18.8% of net sales in the third quarter of 1999, compared with 19.1% in the third quarter of 1998. This decrease resulted, in part, from lower operating costs in Canada as we resolved the warehouse integration issues in our new distribution center. Corporate general and administrative expense was 1.5% of net sales in the third quarter of 1999, compared with 1.6% in 1998. Goodwill amortization increased to $3.7 million in the third quarter of 1999, compared with $3.2 million in the third quarter of 1998. The increase in goodwill amortization was the result of additional goodwill arising from our acquisitions.

Income from operations in the third quarter of 1999 increased to $34.3 million, or 4.1% of net sales, compared to our third quarter 1998 operating income of $27.8 million, or 3.7% of net sales. Compared to third quarter 1998, our third quarter 1999 operating income includes an improvement of approximately $1.2 million in our European operations affected by our restructuring efforts. This improvement is primarily non-cash and mainly represents the 1998 losses incurred in our joint venture with Otto Versand.

Interest expense was $5.9 million in the third quarter of 1999, compared with $6.6 million in the third quarter of 1998. The decrease in interest expense is due to lower debt balances compared with the prior period.

Net income in the third quarter of 1999 was $16.4 million, or 2.0% of net sales, compared with $11.8 million, or 1.6% of net sales in the same period of the prior year.


Nine Months Ended September 30, 1999, Compared with Nine Months Ended September 30, 1998

Net sales for the nine months ended September 30, 1999, increased 10% to $2.5 billion, compared with $2.3 billion a year ago. The increase was due primarily to same-location sales growth. Same-location sales increased 7% year to year. Excluding the negative impact of paper price changes and foreign currency changes, same-location sales grew 9%.

Cost of sales, which includes the cost of merchandise sold, the cost to deliver products to customers, and the occupancy costs of our facilities, increased to $1.8 billion for the nine months ended September 30, 1999, which was 74.3% of net sales. This compares with $1.7 billion reported in the same period of the prior year, which represented 74.6% of net sales. Gross profit as a percentage of net sales was 25.7% and 25.4% for the first nine months of 1999 and 1998. The increase was due to higher gross margins in many of our businesses, with particular strength in our domestic operations. Our higher margins were primarily the result of lower procurement costs.

Operating expense was 21.3% of net sales for the first nine months of 1999, compared with 21.2% in the same period of the prior year. Excluding the impact of nonroutine items associated with restructuring, operating expense for the first nine months of 1999 was 21.5% (see "Restructuring Reserve" section for detailed information). Within the operating expense category, selling and warehouse operating expense was 19.5% of net sales for the first nine months of 1999, compared with 19.1% in 1998. The increase is due, in part, to increased investment in our growth initiatives and a modest employee-wide bonus program implemented during the last half of 1998. Corporate general and administrative expense was 1.5% of net sales for the first nine months of 1999, compared with 1.7% in 1998. Goodwill amortization increased to $11.1 million for the first nine months of 1999, compared with $9.4 million in 1998. The increase in goodwill amortization was the result of additional goodwill arising from our acquisitions.

Excluding the impact of nonroutine items, income from operations for the first nine months of 1999 was $105.4 million, or 4.2% of net sales, compared with 1998 operating income of $94.0 million, or 4.2% of net sales. Compared to the first nine months of 1998, our operating income for the first nine months of 1999 includes an improvement of approximately $3.1 million in our European operations affected by our restructuring efforts. This improvement is primarily non-cash and mainly represents the 1998 losses incurred in our joint venture with Otto Versand.

Interest expense was $18.2 million for the first nine months of 1999, compared with $19.9 million in 1998. The decrease in interest expense is due to lower debt balances compared with the prior period.

Excluding nonroutine items associated with restructuring, net income for the first nine months of 1999 was $49.2 million, or 2.0% of net sales, compared with $43.1 million, or 1.9% of net sales, in the same period of the prior year.


Restructuring Reserve

During the second quarter of 1999, we revised the amount of a restructuring reserve that we established in the fourth quarter of 1998 for our U.K. operations. The restructuring program was less costly than originally anticipated. As a result, we recorded an increase to operating income of approximately $4.0 million ($2.7 million, net of tax benefit or $.04 per share-diluted) in the second quarter of 1999. Of this amount, about $3.2 million was included in "Other operating income" and about $0.8 million was included in "Cost of sales" in the Statements of Income.

The restructuring liability is included in "Accrued liabilities, other" in the Balance Sheets. Changes in the reserve balance through September 30, 1999, were as follows:

                    Termination   Legal and
                    payments to  professional   Leasehold   Other   Inventory
                     employees       fees     terminations  costs   writedown
                                      (expressed in thousands)

   Beginning balance    $ 1,400     $  900      $ 3,400    $ 4,400   $ 1,000
   Charges against
     reserve               (200)         -            -     (3,600)        -
   Balance at           ________    _______     ________   ________  ________
     December 31, 1998  $ 1,200     $  900      $ 3,400    $   800   $ 1,000
   Charges against
     reserve               (600)      (200)        (400)      (300)     (200)
   Reserves credited
     to income             (500)      (600)      (1,600)      (500)     (800)
                        ________    _______     ________   ________  ________
   Balance at
     September 30, 1999 $   100     $  100      $ 1,400    $     -   $     -

Reserves credited to income reflect lower legal and professional fees, a sublease on one of the facilities, a decision to retain a small printing portion of the business, and fewer terminations of employees. Termination payments to employees are the result of workforce reductions of about 90 warehouse and administrative support associates as of September 30, 1999. We expect the restructuring to result in total workforce reductions of approximately 100 warehouse and administrative support associates.


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

To finance our capital requirements, we expect to rely upon funds from a combination of sources. In addition to cash flow from operations, we have a $450 million revolving credit agreement that expires in 2001 and provides for variable rates of interest based on customary indices. The revolving credit agreement is available for acquisitions and general corporate purposes. It contains financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. At September 30, 1999, $155 million was outstanding under this agreement. We may, subject to the covenants contained in the credit agreement and to market conditions, refinance existing debt or raise additional funds through the agreement and through other external debt or equity financings in the future. In October 1998, we entered into an interest rate swap with a notional amount of $25 million that expires in 2000. The swap results in an effective fixed interest rate of 5.0% with respect to the $25 million of our revolving credit agreement borrowings.

We have $300.0 million of shelf capacity for debt securities registered with the Securities and Exchange Commission. In May 1998, we issued $150.0 million of 7.05% Notes ("Notes") under this registration statement. The Notes are due May 15, 2005. We have $150.0 million of borrowing capacity remaining under this registration statement.

In addition to the amount outstanding under the revolving credit agreement and Notes, we had short-term notes payable of $70.1 million at September 30, 1999. The maximum amount of short-term notes payable during the nine months ended September 30, 1999, was $111.9 million. The average amount of short-term notes payable during the nine months ended September 30, 1999, was $73.6 million. The weighted average interest rate for these borrowings was 5.5%

As a result of our acquisition activity, we also had short-term acquisition liabilities of $52.9 million, primarily for the JPG price supplement, at September 30, 1999, which were included in "Accrued liabilities, other." Additionally, we had long-term acquisition liabilities of $2.3 million at September 30, 1999, which were included in "Other long-term liabilities" (see
Note 9, "Acquisitions," in the Notes to Financial Statements for more information on our acquisition activity.)

In June 1996, we filed a registration statement with the Securities and Exchange Commission for 4.4 million shares of common stock to be offered from time to time in connection with future acquisitions. As of September 30, 1999, 3.8 million shares remained unissued under this registration statement.

Net cash provided by operations in the first nine months of 1999 was $88.7 million. This was the result of $90.2 million of net income, depreciation and amortization, and other noncash items, and a $1.5 million decrease in certain components of working capital. Net cash used for investment in the first nine months of 1999 was $56.0 million, which included $33.4 million of expenditures for property and equipment, and $7.6 million for acquisitions. Net cash used for financing was $45.0 million for the first nine months of 1999, resulting from reductions in our total debt outstanding.

Net cash provided by operations in the first nine months of 1998 was $81.0 million. This was primarily the result of $76.9 million of net income, depreciation and amortization, and other noncash items, and a $4.1 million decrease in certain components of working capital. Net cash used for investment in the first nine months of 1998 was $80.2 million, which included $47.7 million of expenditures for property and equipment, and $4.0 million for acquisitions. Net cash provided by financing was $10.2 million for the first nine months of 1998, resulting primarily from borrowings we made to fund technology developments and facility relocations.


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


Year 2000 Computer Issue

We have completed a comprehensive review of our operations worldwide to identify our preparedness for the year 2000 issue, and we are nearing completion of a multi-year plan for our operations to address this issue. We believe that all of the computer systems we use to service our customers in all of our domestic and foreign locations are now year 2000 compliant.

We have reviewed the year 2000 compliance in our infrastructure (e.g. telecommunication; heating, ventilation, and air conditioning; security systems; utilities; warehouse equipment; voice mail systems; desktop and portable personal computers). We believe that all of our data communications infrastructure is now compliant and that nearly all of our voice communications infrastructure (switches, automatic call distribution systems, and voice mail systems) are compliant. With vendor-supplied software release upgrades to three of our telephone switches in October, all of our voice communications infrastructure will be compliant. We believe that all other infrastructure critical to customer service is now compliant. We are continuing to perform compliance testing on all residual infrastructure components. Our four major data centers now have back-up power sources under our management as a contingency against public utility power outages.

We have discussed the year 2000 issue with our critical suppliers to determine the extent to which we could be affected if their systems are not year 2000 compliant. Most of our critical suppliers have confirmed they already are compliant or have specified when they expect to be compliant. We intend to continue monitoring this compliance.

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

The overall incremental costs to make our systems year 2000 compliant are expected to be about $4.5 million. Approximately $4.4 million has been spent through September 30, 1999. These costs are being expensed as incurred. We have also incurred costs over the last several years for year 2000 compliant computer system additions, replacements, and upgrades in order to realize efficiencies and process improvements. These costs are generally capitalized and amortized over the expected useful life of the product.

Our discussion of the year 2000 computer issue contains forward-looking information. We believe our critical computer systems will be year 2000 compliant and the costs to achieve compliance will not materially impact our financial condition, operating results, or cash flows. Nevertheless, factors that could cause actual results to differ from our expectations include the successful implementation of year 2000 initiatives by our customers and suppliers and our ability to successfully identify and correct all systems affected by the year 2000 issue.


Business Outlook

Our core North American operations remain strong. We continue to expect our cross-selling efforts in furniture, computer consumables, promotional products, and office paper to result in additional sales to our existing customers. Also, we have developed an approach to serve the middle-market, which represents businesses of 25 to 100 employees. Our custom-designed sales effort, Boise Express, targets this market. Growth potential also exists in developing procurement management offerings for our customers, including further investments in components of integrated supply and expansion of our electronic commerce capabilities. The pace of our revenue growth will partially depend on the success of these initiatives. We are also seeing merger-driven consolidations among not only some of our large customers but also among some of our key competitors. As a result, continued same-location sales growth will depend, in part, on conditions outside our control such as economic conditions and the competitive environment in which we operate.

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

Our French and Australian operations are performing well, posting double-digit sales growth and operating income improvement. We are continuing to develop our direct marketing operations in Spain and Belgium, both of which are progressing nicely. In the U.K., our newly restructured operations create an appropriate cost structure and efficient operating model upon which we can grow this business.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risks

Changes in interest rates and currency rates expose us to financial market risk. Our debt is a combination of variable-rate and fixed-rate debt. We experience only modest changes in interest expense when market interest rates change. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Our operations in Australia, Belgium, Canada, France, Spain, and the United Kingdom are denominated in currencies other than U.S. dollars. Most foreign currency transactions have been conducted in the local currency, with minimal cross-border product movement, limiting our exposure to changes in currency rates. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. We use interest rate swaps and rate hedge agreements to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, our financial statements reflect interest rate differentials as adjustments to interest expense over the life of the swap or underlying debt. We defer gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions, and we recognize such gains and losses in income or as adjustments of carrying amounts when the hedged transaction occurs. We mark to market all other forward exchange contracts and include unrealized gains and losses in current period net income. We had no material exposure to losses from derivative financial instruments held at September 30, 1999. We do not use derivative financial instruments for trading purposes.



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

Date:  November 10, 1999











                  BOISE CASCADE OFFICE PRODUCTS CORPORATION
                              INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                   for the Quarter Ended September 30, 1999

Number      Description                                      Page
10.1        Form of Executive Officer Severance Agreement,
            as amended through August 3, 1999

10.2 Early Retirement Plan for Executive Officers, as amended through August 3, 1999

10.3        Supplemental Pension Plan, as amended through
            August 3, 1999

27          Financial Data Schedule