Form 10-K
period 1999-12-31
BOISE CASCADE OFFICE PRODUCTS CORP
filed 2000-03-29
CIK 938839

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on February 29, 2000: $184,684,073.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                                      Shares Outstanding
            Class                                   as of February 29, 2000
            -----                                   -----------------------
  Common Stock, $.01 par value                            65,814,460


                      DOCUMENTS INCORPORATED BY REFERENCE

1. The registrant's Income Statement and Notes to Quarterly Financial Statements from the fourth quarter Fact Book for the three months ended December 31, 1999, are incorporated by reference into Parts II and IV of this Form 10-K.

                   BOISE CASCADE OFFICE PRODUCTS CORPORATION

                               TABLE OF CONTENTS


                                     PART I

Item                                                                        Page
----                                                                        ----
  1. Business...............................................................

  2. Properties.............................................................

  3. Legal Proceedings......................................................

  4. Submission of Matters to a Vote of Security Holders....................


                                    PART II
  5. Market for Registrant's Common Equity and Related Stockholder Matters..

  6. Selected Financial Data................................................

  7. Management's Discussion and Analysis of Financial Condition and
      Results of Operations.................................................

 7A. Quantitative and Qualitative Disclosures About Market Risk.............

  8. Financial Statements and Supplementary Data............................

  9. Changes in and Disagreements With Accountants on Accounting and
      Financial Disclosure..................................................


                                    PART III
 10. Directors and Executive Officers of the Registrant.....................

 11. Executive Compensation.................................................

 12. Security Ownership of Certain Beneficial Owners and Management.........

 13. Certain Relationships and Related Transactions.........................


                                    PART IV
 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......

This Form 10-K contains "forward-looking statements" that involve uncertainties and risks. When used in this document, the words "believe," "intend," "expect," "plan," and similar expressions are intended to identify forward-looking statements. There can be no assurance that actual results will not differ from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, among others: the success of developing business with new customers and of cross-selling efforts to existing customers; the successful development and implementation of electronic commerce business strategies; the timing and amount of any price changes in paper or fuel; the pace of acquisitions and the success of integrating acquisitions; continued same-location sales growth; the success of new initiatives; the availability of financing for future acquisitions; the mix of our sales by product category and country; the pace of cost structure improvements; the capabilities of operating and computer systems; the impact of Boise Cascade Corporation's ("BCC") offer to purchase our outstanding public shares; and the uncertainties of expansion into international markets, including currency exchange rates, legal and regulatory requirements, and other factors.

                                     PART I

ITEM 1. BUSINESS
------  --------

Overview

Boise Cascade Office Products Corporation ("BCOP" and together with its subsidiaries, the "Company" or "we") is one of the world's premier business-to-business distributors of products for the office. We sell a broad line of branded and private label office supplies, office furniture, paper, computer supplies, and promotional products. We purchase most of our products directly from manufacturers and distribute them directly to business customers.

Throughout our 36-year history, our primary marketing focus has been and remains business customers. For much of that time, we concentrated on serving the commodity office supply needs of large businesses in the United States. More recently, we have broadened our marketing focus to include small and medium-sized businesses, expanded our array of products and services, and entered several international office products distribution markets.

Until 1996, we operated only in the U.S., where we are one of the premier distributors of office products. Since 1996, we have expanded into Australia, Belgium (under the name JPG), Canada (under the name Grand & Toy), France (under the names JPG and Boise Cascade Office Products France), Spain (under the name Sistemas Kalamazoo), and the United Kingdom (under the names Neat Ideas and Boise Cascade Office Products UK). In 1999, foreign operations accounted for approximately 24% of our total net sales. For financial information about our foreign operations, see Note 10, "Segment Information," of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K.

Our integrated network of 45 distribution centers in the U.S. enables us to provide consistent products, prices, and service to our national account customers. It also enables us to provide next-day delivery of virtually all orders to our large business customers and over 75% of orders to our small business customers. In Canada, we have a national network of seven distribution centers. In Australia, we have a national network of seven distribution centers. In the U.K. and Western Europe, we have five distribution centers that form the nucleus of our network in Europe.

In December 1999, BCC announced a proposal to acquire our outstanding public shares. On March 12, 2000, BCC and BCOP entered into an Agreement and Plan of Merger in which BCC would purchase all of BCOP's publicly held shares for $16.50 in cash. In accordance with that Agreement, BCC commenced a tender offer for our minority public shares on March 22, 2000. The offer will expire on April 19, 2000, unless it is extended. If BCC is successful in obtaining a majority of the minority shares, it will purchase the remaining shares through a short-form merger. If BCC completes the tender and merger, we will again become a wholly-owned subsidiary of BCC.


Business Strategy

We have grown rapidly due to both acquisitions and same-location sales increases. For the last three years, our year-over-year increases in net sales, sales on a same-location basis, and operating income have been as follows:

                             Year-Over-Year Growth
                             ---------------------

          Year         Net Sales   Same-Location Sales   Operating Income
          ----         ---------   -------------------   ----------------
          1999            10%              8%                 14% (1)
          1998            18%             11%                 10% (1)
          1997            31%             14%                 18%

           (1) Before the impact of our European restructuring and joint venture dissolution. See "Other operating (income) expense" in Footnote 1, "Summary of Significant Accounting Policies," of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K.

We believe that the distribution of office products to business customers continues to present growth opportunities. Our business strategy for exploiting these opportunities includes the following elements:

     Increase Sales of Core Products and Add New Products and Services

     We plan to increase sales of core products, such as computer supplies, promotional products, office furniture, and office paper. Growth potential also exists in developing procurement management offerings for our customers, including components of integrated supply and expansion of our electronic commerce capabilities. By broadening our products and services, we are better able to meet the needs of those customers interested in reducing their supplier base and taking advantage of "one-stop shopping." This also leverages our distribution and systems infrastructure.

     In response to our customers' needs for computer supplies, we market computer-related products from 31 of our U.S. distribution centers under the name Boise Technology. Our sales of computer supplies represented approximately 16 percent of our net sales in 1999. In our U.S. promotional products business, Boise Marketing Services, Inc. ("BMSI"), we repositioned our efforts to focus on large program customers. Our sales of promotional products represented approximately three percent of our net sales in 1999. Our growth strategy also targets increasing office furniture sales across the system. Our office furniture sales in 1999 represented approximately 12 percent of our net sales. Office paper is also an important part of our strategy. Our sales of office paper represented approximately 15 percent of our net sales in 1999.

     For several years, we have offered customers the ability to place orders with us via the Internet. We are continuing to improve and expand our Internet ordering platform. As more customers choose to conduct business electronically, we believe our infrastructure and electronic commerce capabilities give us an advantage in this area.

     Broaden Our Customer Base

     . We plan to increase our national account business. We define a "national account" as a multi-site customer served by two or more of our distribution centers under a single contract. Large businesses with many office sites across the U.S. are increasingly seeking to reduce product and process costs by purchasing all of their office products needs from a single company with national distribution capability under one centrally-negotiated national contract.

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

     . We plan to increase our business with middle-size customers. These are businesses with 25 to 100 employees. Our Boise-Express initiative is a custom-designed sales effort aimed specifically at middle-size customers. We believe that the Boise-Express initiative provides the most convenient and cost-effective way for middle-size customers to purchase office products. An important element in our growth strategy is to expand our business with middle-size customers, in both geographic coverage and product offerings. To accelerate this opportunity, we opened a new outbound telesales center in Norman, Oklahoma, during the first quarter of 2000.

     . We plan to increase our business with small business customers. Starting with our April 1994 acquisition of the office products distribution business of Reliable, we have expanded our direct marketing capabilities, both in the U.S. and abroad. In December 1995, we acquired Neat Ideas, the United Kingdom's second largest office products direct marketer. In July 1997, we purchased Jean-Paul Guisset S.A. ("JPG"), France's third largest office products direct marketer. In January 1998, we expanded our product offering when we purchased the business of Fidelity Products Inc., a direct marketer of graphic arts supplies and warehouse and shipping supplies. Also in 1998, we acquired Sistemas Kalamazoo, a direct marketer of office products in Spain. We also began direct marketing office products in Belgium in 1998. Our sales to small business customers represented approximately 16 percent of our net sales in 1999.

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

     Providing responsive and cost-effective customer service is a critical element of our business model. We must maintain an appropriate balance between centralization and local autonomy in serving our customers. Our integrated computer system enables us to organize certain customer support functions in a centralized, cost-effective manner without compromising customer focus. We provide customer service at each distribution center to handle location-specific matters, and operate centralized call centers which enter customer orders and respond to customer inquiries about product alternatives, order status, billing, and other matters. We have centralized call centers at Peru and Ottawa, Illinois; Bristol, Virginia; and Casper, Wyoming; to handle inbound orders and inquiries for our customers. During the first quarter of 2000, we opened a new outbound telesales center in Norman, Oklahoma.

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


     Products

     Our net sales by product category, expressed as a percentage of our total net sales, during each of the last three years were as follows:

                                      Year Ended December 31
                                     -------------------------
                                      1999     1998     1997
                                     -------  -------  -------
             Office Supplies (1)         54%      61%      66%
             Office Paper                15%      13%      13%
             Office Furniture (2)        12%      12%      11%
             Computer Supplies           16%      10%       7%
             Promotional Products         3%       4%       3%
                                        ----     ----     ----
                                        100%     100%     100%
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

     EDI between our mainframe computer and our large business customers' systems, local-area-network-based electronic commerce systems, and the systems mentioned above accounted for approximately 20% of our domestic inbound order volume in 1999.

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

     Order entry. We offer a wide range of order entry options to our customers. Customers wishing to place an order with us in the U.S. may (1) enter the order by using a personal computer or other computer interface, including on-line ordering; (2) convey the order by telephone or fax to a customer service representative at a local distribution center or toll-free to a customer service facility; or (3) give the order in person to a sales associate.

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

     To assist vendor selection decisions and reduce inventory cost, we have developed and use a detailed vendor management and evaluation program. This program enables our central purchasing staff to measure and evaluate the performance of our vendors in a number of key areas.

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

     In the U.K., we have restructured our warehouse and delivery network and have installed a new order-management system with cross-border capabilities. In France, our contract stationer subsidiary is benefiting from improved warehousing processes. These operations, along with our strong JPG subsidiary in France, will provide a foundation for a successful Pan-European business.

     Employees

     At December 31, 1999, we had approximately 12,200 full-time and part-time employees ("associates") worldwide. Of these, approximately 4,700 were employed primarily in marketing and sales, order processing, and customer service; approximately 3,800 were located at our distribution centers in inventory receipt and storage, order filling, and as delivery vehicle drivers; and approximately 3,700 were employed in other operations, management, and administration. Part-time employees supplement our associates in customer service and order filling during those periods each day when there are surges in incoming calls or outgoing orders.

     Competition

     We face a highly competitive environment. Competition is based principally on price, service, and customer relationships. We are one of the premier distributors of products for the office with operations in Australia, Belgium, Canada, France, Spain, the United Kingdom and the United States.

     United States. During the last several years, a number of major, publicly held participants have acquired other participants in order to establish national distribution networks similar to our own. A number of these major participants have grown at rapid rates. During 1999, two large office products companies merged. Some of our competitors have greater financial resources and potential purchasing leverage than we do. The contract stationer and direct marketing efforts of the office products superstores also benefit from their national advertising and franchising programs. We also compete with numerous local and regional contract stationers, many of which have long-standing customer relationships.

     We believe our ability to link together our network of domestic distribution centers into an integrated national system makes us distinctly competent in our ability to deliver consistent products, prices, and service across all locations of multi-site customers.

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

ITEM 2.  PROPERTIES
------   ----------

Our corporate headquarters and our Chicago metropolitan area distribution center are located in a combined facility that we own at 800 W. Bryn Mawr Avenue in Itasca, Illinois, a suburb northwest of Chicago (1). As of February 29, 2000, we operated 64 distribution centers, including the suburban Chicago distribution center, at the following locations:

   AUSTRALIA                              CANADA (4)
   ----------                             ------
   Adelaide, South Australia              Calgary, Alberta
   Brisbane, Queensland                   Moncton, New Brunswick
   Canberra, Australian Capital           Montreal, Quebec
    Territory                             Ottawa, Ontario
   Kalgoorlie, Western Australia          Toronto, Ontario
   Melbourne, Victoria                    Vancouver, British Columbia
   Perth, Western Australia               Winnipeg, Manitoba
   Sydney, New South Wales


   FRANCE                                 UNITED KINGDOM
   ------                                 --------------
   Paris (2)                              Chorley, England
                                          Doncaster, England (5)

   SPAIN
   -----
   Madrid (Bilbao)

                                 UNITED STATES
                                 -------------
   Albuquerque, New Mexico                Miami, Florida
   Atlanta (Smyrna), Georgia              Milwaukee (New Berlin), Wisconsin
   Boise, Idaho                           Minneapolis (Golden Valley), Minnesota
   Boston (Billerica), Massachusetts      Nashville, Tennessee
   Burlington, Vermont                    New Castle, Delaware
   Charlotte, North Carolina              New York (Carlstadt, New Jersey),
   Chicago (Itasca), Illinois              New York
   Cleveland (Independence), Ohio         Norfolk (Chesapeake), Virginia
   Columbus, Ohio                         Oklahoma City, Oklahoma
   Dallas (Garland), Texas                Orlando, Florida
   Denver, Colorado                       Philadelphia (Bristol), Pennsylvania
   Detroit (Warren), Michigan             Phoenix, Arizona
   Hartford (Naugatuck), Connecticut      Pittsburgh, Pennsylvania
   Honolulu, Hawaii (3)                   Portland, Maine
   Houston, Texas                         Portland, Oregon (2)
   Indianapolis, Indiana                  Reno, Nevada
   Kansas City, Missouri                  Rochester, New York
   Las Vegas, Nevada                      St. Louis, Missouri
   Los Angeles (Garden Grove),            Salt Lake City, Utah
    California                            San Francisco (Menlo Park),
   Louisville, Kentucky                    California
   Maumee, Ohio                           Seattle (Kent), Washington (2)
   Memphis (Southaven, Mississippi),      Washington (Elkridge, Maryland), DC
    Tennessee

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

The majority of our distribution centers are leased with lease terms expiring between 2000 and 2006. We own facilities in Arizona, California, Florida, Georgia, Hawaii, Illinois, Massachusetts, Michigan, Minnesota, Missouri, North Carolina, Ohio, Pennsylvania, Texas, and Washington and in Australia, Canada, France, Spain, and the United Kingdom.

In addition to the distribution centers listed above, we lease office space in Ottawa, Illinois, and own facilities in Peru, Illinois; Bristol, Virginia; and Casper, Wyoming; where we operate central telephone calling centers for incoming orders and customer service. We also own a facility in Norman, Oklahoma, where we operate an outbound telesales center. We also lease several sales offices throughout the United States.

We own substantially all equipment used in our facilities.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

In December 1999, nine lawsuits were filed against the company, our directors, and Boise Cascade Corporation arising out of BCC's proposal to acquire our outstanding minority public shares. All nine cases were filed in New Castle County, Delaware. The lawsuits allege, among other things, that BCC's proposal was wrongful, unfair, and harmful to our public stockholders. On January 19, 2000, the court, upon stipulation of the parties, signed a consolidation order that combined the nine cases into one matter. We believe there are valid factual and legal defenses to these lawsuits and will vigorously defend all claims alleged by the plaintiffs.

We are also involved in other litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under any pending litigation or administrative proceedings, including that described in the preceding paragraph, would not materially affect our financial condition or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matters were submitted to a vote of shareholders during the fourth quarter of 1999.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------   -------------------------------------------------------------
         MATTERS
         -------

Our common stock is listed on the New York Stock Exchange. The high and low sales prices for our common stock are presented in Note 11, "Quarterly Results of Operations (unaudited)," of the Notes to Financial Statements in Part II,
Item 8 of this Form 10-K. At February 29, 2000, the approximate number of holders of common shares was 6,400.

We intend to retain our earnings to finance our growth and for general corporate purposes and, therefore, do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

The following table sets forth selected historical financial data for the Company for each of the five years 1999 through 1995. The selected historical income statement data and balance sheet data as of December 31, 1999, 1998, 1997, 1996, and 1995, have been derived from our audited financial statements. The data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the disclosures in Items 7 and 8 of this Form 10-K.


                                                            Year Ended December 31
                                        ---------------------------------------------------------------
                                         1999 (1)     1998 (2)     1997 (3)     1996 (4)     1995 (5)
                                        -----------  -----------  -----------  -----------  -----------
                                                (in thousands, except share and operating data)
Income Statement Data
Net Sales                               $3,381,725   $3,067,327   $2,596,732   $1,985,564   $1,315,953
Income from operations                     153,443      120,494      119,250      101,300       69,467
Net income                                  74,857       53,067       56,886       55,349       43,179

Basic and diluted earnings per share
(pro forma 1995) (6):                        $1.14         $.81         $.89         $.88         $.70

Balance Sheet Data
                                                                   December 31
                                        --------------------------------------------------------------
                                           1999         1998         1997         1996         1995
                                        ----------   ----------   ----------   ----------   ----------
Working capital                         $  227,069   $  230,016   $  231,357   $  168,641   $  145,824
Total assets                             1,536,317    1,461,745    1,291,488      905,362      544,124
Total long-term obligations                360,133      420,250      384,790      170,030       14,358
Shareholders' equity                       633,106      562,914      505,635      404,785      339,417

(1) During 1999, we revised the amount of the restructuring reserve that we established in the fourth quarter of 1998 for our U.K. operations. As a result, we recorded an increase to operating income of approximately $4.0 million ($2.7 million, net of tax benefit, or $.04 per share-diluted). For more information about our restructuring and joint venture dissolution, see "Other operating (income) expense" in Footnote 1, "Summary of Significant Accounting Policies," of our Notes to Financial Statements in Part II, Item 8 of this Form 10-K. During 1999, we acquired two businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1999, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(2) During 1998, we initiated a plan to restructure our operations in the United Kingdom and terminated our joint venture with Otto Versand. As a result, we estimated and recorded charges of $11.1 million ($7.4 million, net of tax benefit, or $0.11 per share-diluted). Information about the restructuring and joint venture dissolution are included in "Other operating (income) expense" in Footnote 1, "Summary of Significant Accounting Policies," of the Notes to Financial Statements included in Part II, Item 8 of this form 10-K. During 1998, we acquired six businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1998, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(3) During 1997, we acquired eight businesses and entered into a joint venture. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1997, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(4) During 1996, we acquired 19 businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1996, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(5) During 1995, we acquired 10 businesses. The acquisitions were accounted for as purchases. Data for the year ended December 31, 1995, include the results of operations of the acquired businesses for the periods subsequent to their acquisitions.

(6)  Information concerning basic and diluted earnings per share is included in
     Note 1, "Summary of Significant Accounting Policies," of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   ------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

                                Financial Review

Results of Operations
-------------------------------------------------------------------------------------------
                                          Excluding                  Excluding
                               As        Non-routine      As        Non-routine
                            Reported       Items        Reported      Items
                             1999          1999(1)       1998         1998(1)      1997
-------------------------------------------------------------------------------------------
Net sales                   $3,381.7      $3,381.7     $3,067.3      $3,067.3     $2,596.7
    Percent increase            10.2%         10.2%        18.1%         18.1%        30.8%

Cost of sales                2,511.9       2,512.7      2,278.8       2,277.9      1,941.7
    Percent of net sales        74.3%         74.3%        74.3%         74.3%        74.8%

Gross profit                   869.8         869.0        788.5         789.4        655.0
    Percent of net sales        25.7%         25.7%        25.7%         25.7%        25.2%

Operating expenses             716.4         719.6        668.0         657.9        535.8
    Percent of net sales        21.2%         21.3%        21.8%         21.4%        20.6%

Income from operations         153.4         149.4        120.5         131.6        119.3
    Percent of net sales         4.5%          4.4%         3.9%          4.3%         4.6%

Interest expense                24.4          24.4         25.9          25.9         20.2

Income tax expense              55.6          54.2         42.8          46.5         42.9
Tax provision rate              42.7%         43.0%        44.8%         43.5%        43.0%

Net income                  $   74.9      $   72.2     $   53.1      $   60.5     $   56.9
    Percent of net sales         2.2%          2.1%         1.7%          2.0%         2.2%
-------------------------------------------------------------------------------------------

(1) Before impact of European restructuring and joint venture dissolution (see 'Restructuring Charge' section)

Net Sales Our business strategy over the past three years has included aggressive sales growth. This has been accomplished principally by increasing sales in existing operations and completing acquisitions. Same-location sales growth was 8% for 1999 compared to 1998 and 11% for 1998 compared to 1997. Both paper price changes and foreign currency fluctuations impact same-location sales growth. Paper represents approximately 15% of net sales. Revenues from operations outside the United States represent about 24% of net sales. Holding paper prices constant and excluding the impact of foreign currency changes, our same-location sales growth was not materially affected for 1999 and would have been 12% for 1998. We completed two acquisitions in 1999, six acquisitions in 1998, and eight acquisitions in 1997(see "Acquisitions" section). Businesses acquired during 1998 contributed approximately $36 million to our 1998 net sales and approximately $65 million to our 1999 net sales. Businesses acquired during 1997 contributed approximately $167 million to our 1997 net sales and approximately $356 million to our 1998 net sales. The increases are primarily due to a full calendar year of ownership in the second year.


Cost of Sales and Gross Profit Cost of sales includes the cost of merchandise sold, the cost to deliver products to customers, and the occupancy costs of our facilities. Gross profit as a percent of net sales in 1999 was essentially flat compared to 1998. Margins in several of our businesses improved in 1999, primarily due to lower procurement costs. The improvements, however, were offset by increasing global paper prices, which were not entirely passed on to customers, and growth in our technology business, which has lower gross margins.

The 1998 increase in gross profit as a percent of net sales over 1997 was due, in part, to having a full calendar year of results of our French direct marketing subsidiary, Jean-Paul Guisset S.A. ("JPG"), included in 1998 (see "Acquisitions" section). JPG has higher gross margins and higher operating expenses than our other operations. The 1998 increase in gross profit was also due to lower procurement costs and to leveraging our fixed occupancy costs over a higher sales volume.


Operating Expenses Operating expenses primarily include selling, warehouse, and administrative payroll; prospecting for direct marketing customers; systems expenses and software amortization; travel and entertainment; and goodwill amortization. The 1999 decrease in operating expenses as a percent of net sales, before nonroutine items, compared to 1998, was partly due to lower operating costs in Canada as we resolved operational challenges associated with the move into our Toronto warehouse. The improvement was partly offset by increased investment in our growth initiatives, including Boise Express, our middle-market sales effort, and expansion of our electronic commerce capabilities. Goodwill amortization was 0.4% of net sales in both 1999 and 1998.

The 1998 increase in operating expenses as a percent of net sales over 1997 was partly due to having a full year of operating expenses for JPG. JPG has higher gross margins and higher operating expenses than our other operations. The increase was also due to higher operating cost structures, relative to revenues, for several of our European operations; additional costs as a result of operational challenges associated with the move into a new Toronto warehouse; and costs for customer prospecting as part of our entry into the Belgium direct marketing business. In addition, operating expenses were negatively impacted by costs related to our European restructuring and joint venture dissolution (see "Restructuring Charge" section). Goodwill amortization was 0.4% of net sales in both 1998 and 1997.

Income from Operations Excluding the impact of nonroutine items, income from operations for 1999 as a percent of net sales was flat compared to 1998. Income from operations for 1999 includes an improvement of approximately $4.2 million in our European operations affected by our restructuring efforts. This improvement is primarily non-cash and is mainly due to the elimination of losses from our joint venture with Otto Versand. Excluding the impact of nonroutine items, income from operations for 1998 as a percent of net sales was relatively flat compared to 1997.


Interest Expense Interest expense decreased in 1999 over 1998 primarily due to lower debt levels. Interest expense increased in 1998 over 1997 due, in part, to debt incurred in conjunction with our acquisition and capital spending programs. The increase in 1998 was also due to our issuance of $150 million of 7.05% Notes in May 1998 which have a slightly higher interest rate than the debt, which was displaced, under our revolving credit agreement.


Income Tax Expense The decrease in our tax rate in 1999 was partly due to the decreased impact of nondeductible goodwill relative to earnings and to a reduction in the tax rate in France. The increase in our tax rate in 1998 resulted partly from a shift in earnings among our foreign operations and the impact of nondeductible goodwill. The 1998 tax rate was also significantly increased by the European restructuring and joint venture dissolution (see "Restructuring Charge" section).


Net Income Excluding nonroutine items associated with restructuring, net income for 1999 increased 19% over net income for 1998. Excluding the impact of the European restructuring and joint venture dissolution, 1998 net income increased 6% over net income for 1997.


BUSINESS OUTLOOK
Our core North American operations experienced solid same-location sales growth and operating profits in 1999. We continue to expect our cross-selling efforts in computer supplies, furniture, paper, and promotional products to result in additional sales to our existing customers. We have developed an approach to serve the middle-market, which represents businesses of 25 to 100 employees. Boise Express, our custom-designed sales effort, targets this market. To accelerate this opportunity, we are opening a new outbound telesales center in the first quarter of 2000. Growth potential also exists in developing procurement management offerings for our customers, including further investments in components of integrated supply and expansion of our electronic commerce capabilities. The pace of our revenue growth will partially depend on the success of these initiatives. We are seeing merger-driven consolidations not only among some of our large customers but also among some of our key competitors. As a result, continued same-location sales growth will depend, in part, on conditions outside our control.

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

Our French and Australian operations are performing well, posting double-digit sales growth and operating income improvement. We are continuing to develop our direct marketing operations in Spain and Belgium, both of which are progressing nicely. In the U.K., our sales are lower after the restructuring, which is consistent with our expectations, but our operating cost structure is much improved. We plan to use the new order-management system we recently installed in the U.K. to support our pan-European contract operations.

We believe our gross margins will continue to be impacted principally by the competitive environment in which we operate, including the pricing strategies established by our competitors. While we believe our efforts to lower our procurement costs will be successful over time, there is no assurance that our gross margins may not decline under competitive pressure. In addition, office paper, which represents about 15% of our net sales, has historically impacted our gross margins and operating margins as paper prices rise or fall. We are uncertain as to the timing or magnitude of any future changes in paper prices. Also, it is difficult to accurately predict what favorable or adverse impact changes in paper prices might have on our future gross margins or financial results. However, we believe our office paper business can be managed to maintain acceptable margins and cost effectively provide our customers with this important product. To a lesser extent, our gross margins will be impacted by our ability to lower our delivery costs and leverage our fixed occupancy costs. Continued increases in fuel prices will likely have an adverse affect on our delivery costs. Gross margins and operating expense ratios generally vary among product categories, distribution channels, and geographic locations. As a result, we expect some fluctuation in these ratios over time as our sales mix evolves.

We believe inflation has not had a material impact on our financial condition or results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Although particular items we sell are seasonal (e.g. calendars and specialty gift items), our sales overall are not subject to significant seasonal variations.


RESTRUCTURING CHARGE
In the fourth quarter of 1998, we initiated a plan to restructure our operations in the United Kingdom (the "restructuring"). The restructuring involved closing seven small facilities and an administrative office and integrating selected functions of our U.K. subsidiaries. The closures were completed during 1999. Also during December 1998, we terminated our joint venture with Otto Versand ("Otto") at a cost of approximately $4.0 million. As a result of the dissolution of the joint venture, Otto acquired our 50% interest in the joint venture. In addition, we repurchased Otto's 10% ownership interest in JPG. Now JPG is 100% owned by the Company.

As a result of the restructuring and joint venture dissolution, we estimated and recorded charges of $11.1 million ($7.4 million, net of tax benefit or $.11 per share-diluted). These charges, with the exception of inventory-related amounts, were included in "Other operating expense" in the Statements of Income. The inventory-related amounts totaled about $1.0 million and were reflected in "Cost of Sales" in the Statements of Income.

During the second quarter of 1999, we revised the amount of the restructuring reserve that we established in the fourth quarter of 1998 for our U.K. operations. The restructuring program was less costly than originally anticipated due to lower legal and professional fees, a sublease on one of the facilities, a decision to retain a small printing portion of the business, and fewer terminations of employees. As a result, we recorded an increase to operating income of approximately $4.0 million ($2.7 million, net of tax benefit or $.04 per share-diluted) in the second quarter of 1999. Of this amount, about $3.2 million was included in "Other operating income" and about $0.8 million was included in "Cost of sales" in the Statements of Income.

The restructuring liability is included in "Accrued liabilities, other" in the Balance Sheets. Changes in the reserve balance through December 31, 1999, were as follows:

                                  Termination       Legal and
                                   payments to     professional      Leasehold          Other     Inventory
                                   employees          fees          terminations        costs      writedown       Total
                                    ---------         ----           ------------       -----      ---------       -----
                                                                    (in thousands)

1998 Expense recorded              $ 1,400          $   900            $ 3,400          $ 4,400      $ 1,000      $11,100
Charges against
  reserve                             (200)               -                  -           (3,600)           -       (3,800)
Balance at                          -------         -------            -------           -------     -------       -------
  December 31, 1998                  1,200              900              3,400              800        1,000        7,300
Charges against
  reserve                             (700)            (200)              (400)            (300)        (200)      (1,800)
Reserves credited
  to income                           (500)            (600)            (1,600)            (500)        (800)      (4,000)
                                    -------          -------            -------          -------      -------      -------
Balance at
  December 31, 1999                $     -          $   100            $ 1,400          $     -      $     -      $ 1,500
                                   ========         =======            =======          =======      =======      =======

Termination payments to employees are the result of workforce reductions of about 90 warehouse and administrative support associates.


ACQUISITIONS
In January 1999, we acquired the office supply business of Wallace Computer Services, with annualized sales of about $40 million at the time of announcement. In September 1999, we acquired Supply West, based in Australia, with annualized sales of about US$10 million at the time of announcement.

In 1998, we acquired six businesses, including one in Spain and two in Canada. The annualized sales of the acquisitions completed in 1998 were approximately US$62 million at the time of announcement. In December 1998, the Company and Otto Versand dissolved the joint venture that we entered into in 1997. Otto acquired our 50% interest in the joint venture. In addition, we repurchased Otto's 10% interest in JPG. JPG is now 100% owned by the Company.

In 1997, we acquired eight businesses and entered into a joint venture, including two companies in France and one in the United Kingdom. The annualized sales of the acquisitions completed in 1997 were US$340 million at the time of announcement.

Goodwill, net of amortization, was $475 million at December 31, 1999 and $495 million at December 31, 1998. We used purchase accounting to record our acquisitions. For more information on our acquisitions, see Note 8 in our Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Our principal requirements for cash have been to make acquisitions, fund technology development and working capital needs, expand our facilities at existing locations, and open new distribution centers. The execution of our strategy for growth, including acquisitions, technology developments, expansion at existing locations, and the relocation of several existing distribution centers into new and larger facilities, is expected to require capital outlays over the next several years. In 1999, capital expenditures, excluding acquisitions, were approximately $12 million for capitalized software and approximately $48 million for facility expansions and relocations and equipment. Capital expenditures in 2000 are expected to approach $100 million, excluding acquisitions, and to include the same types of items as in the past few years.

To finance our capital requirements, we expect to rely upon funds from a combination of sources. In addition to cash flow from operations, we have a $450 million revolving credit agreement that expires in 2001 and provides for variable rates of interest based on customary indices. The revolving credit agreement is available for acquisitions and general corporate purposes. It contains financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. The amount outstanding under this agreement totaled $190 million at December 31, 1999. The weighted average interest rate for these borrowings was 5.5% at December 31, 1999. We may, subject to the covenants contained in the credit agreement and to market conditions, refinance existing debt or raise additional funds through the agreement and through other external debt or equity financings in the future. In October 1998, we entered into an interest rate swap with a notional amount of $25 million that expires in 2000. The swap results in an effective fixed interest rate of 5.0% with respect to $25 million of our revolving credit agreement borrowings.

In addition to the amount outstanding under the revolving credit agreement and Notes, we had short-term notes payable of $19.3 million at December 31, 1999. The maximum amount of short-term notes payable outstanding during the year ended December 31, 1999, was $111.9 million. The average amount of short-term notes payable during the 12 months ended December 31, 1999, was $66.6 million. The weighted average interest rate for these borrowings was 5.5%. For more information about our debt, see Note 4 in our Notes to Financial Statements.

During 1998, we filed a registration statement with the Securities and Exchange Commission to register $300 million of shelf capacity for debt securities. In May 1998, we issued $150 million of 7.05% Notes ("Notes") under this registration statement. The Notes are due May 15, 2005. Proceeds from the issuance were used to repay borrowings under our revolving credit agreement. We have $150 million remaining under this registration statement.

In addition to borrowings under the revolving credit agreement, Notes, and short-term borrowings, debt assumed through acquisitions was $3.4 million and $6.1 million at December 31, 1999 and 1998. As a result of our acquisition activity, we also had short-term acquisition liabilities of $48.3 million, primarily for the JPG price supplement, and $5.7 million at December 31, 1999 and 1998, which were included in "Other accrued liabilities." We had no long-term acquisition liabilities at December 31, 1999. We had long-term acquisition liabilities of $51.6 million, primarily for the JPG price supplement, at December 31, 1998, which were included in "Other long-term liabilities."

On June 17, 1996, we filed a registration statement with the Securities and Exchange Commission for 4.4 million shares of common stock to be offered by the Company from time to time in connection with future acquisitions. At December 31, 1999, 3.8 million shares remain unissued under this registration statement.

On September 25, 1997, we issued 2.25 million shares of common stock at $21.55 per share to Boise Cascade Corporation for total proceeds of $48.5 million. At December 31, 1999, Boise Cascade Corporation owned 81.1% of our outstanding common stock. In December 1999, BCC announced a proposal to acquire our outstanding public shares. On March 12, 2000, BCC and BCOP entered into an Agreement and Plan of Merger in which BCC would purchase all of BCOP's publicly held shares for $16.50 in cash. In accordance with that Agreement, BCC commenced a tender offer for our minority public shares on March 22, 2000. The offer will expire on April 19, 2000, unless it is extended. If BCC is successful in obtaining a majority of the minority shares, it will purchase the remaining shares through a short-form merger. If BCC completes the tender and merger, we will again become a wholly-owned subsidiary of BCC.


FINANCIAL CONDITION
Cash provided by operations in 1999 was $137 million. This was the result of $125 million of net income, depreciation and amortization, and other noncash items and a $12 million net decrease in certain components of working capital. Net cash used for investment was $83 million, which included $48 million for facility expansions and relocations and equipment and $9 million for acquisitions. Net cash used for financing was $61 million, which included a $53 million decrease in short-term borrowings and a $9 million net decrease in long-term debt.

Cash provided by operations in 1998 was $73 million. This was the result of $107 million of net income, depreciation and amortization, and other noncash items, offset by a $34 million net increase in certain components of working capital. Net cash used for investment was $115 million, which included $66 million for facility expansions and relocations and equipment and $27 million for acquisitions. Net cash provided by financing was $44 million, which included a $49 million increase in short-term borrowings, offset by a $4 million net decrease in long-term debt.

Cash provided by operations in 1997 was $120 million. This was the result of $98 million of net income, depreciation and amortization, and other noncash items, and a $22 million net decrease in certain components of working capital. Net cash used for investment was $350 million, which included $67 million for facility expansions and relocations and equipment and $254 million for acquisitions. Net cash provided by financing was $246 million, which included $212 million borrowed under the revolving credit agreement and $48 million of proceeds from the issuance of our common stock, offset by the payment of $13 million of short-term borrowings.


DISCLOSURES OF CERTAIN FINANCIAL MARKET RISKS
Changes in interest rates and currency rates expose the company to financial market risk. Our debt is a combination of variable-rate and fixed-rate debt. We experience only modest changes in interest expense when market interest rates change. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Approximately 24% of our 1999 revenues were generated from operations outside the United States. Our operations in Australia, Belgium, Canada, France, Spain, and the United Kingdom are denominated in currencies other than U.S. dollars. Most foreign currency transactions have been conducted in the local currency, with minimal cross-border product movement, limiting our exposure to changes in currency rates. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. We use interest rate swaps and rate hedge agreements to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, our financial statements reflect interest rate differentials as adjustments to interest expense over the life of the swap or underlying debt. We defer gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions, and we recognize such gains and losses in income or as adjustments of carrying amounts when the hedged transaction occurs. We mark to market all other forward exchange contracts and include unrealized gains and losses in current period net income. We had no material exposure to losses from derivative financial instruments held at December 31, 1999. We do not use derivative financial instruments for trading purposes.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. For obligations with variable interest rates, the table sets forth payout amounts based on the current rates and does not attempt to project future interest rates.

                                                                                                December 31        December 31
                                                                                                       1999               1998
                                                                                               ------------       ------------
                                                                                                      Fair               Fair
(in millions)                 2000      2001       2002      2003     2004   Thereafter     Total     Value    Total     Value
                             -----    ------      -----     -----    -----   ----------    ------    ------   ------    ------
Debt
Short-term borrowings        $19.3         -          -         -        -            -    $ 19.3    $ 19.3   $ 72.1    $ 72.1
 Average interest rates        5.7%        -          -         -        -            -       5.7%        -     6.3%         -
Long-term debt
 Fixed rate debt             $ 2.2    $  1.0      $25.7     $ 0.4    $ 0.2       $150.6    $180.1    $171.2   $177.7    $173.8
   Average interest rates      6.0%      5.5%       5.0%      6.6%     2.9%         7.0%      6.7%        -      6.7%        -
 Variable rate debt          $ 0.7    $165.7      $ 0.7     $ 0.3        -            -    $167.4    $167.4   $178.6    $178.6
   Average interest rates      3.7%      6.9%       3.7%      3.7%       -            -       6.8%        -      5.8%        -

Interest rate swaps
 Notional principal
 amount of interest
 rate exchange agreements
 (variable to fixed)         $25.0         -          -         -        -            -    $ 25.0    $  0.4   $ 25.0    $  0.2

 Average pay rate              4.6%        -          -         -        -            -       4.6%        -      4.6%        -
 Average receive rate          5.2%        -          -         -        -            -       5.2%        -      5.2%        -


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


YEAR 2000 ISSUE
We have incurred costs over the last several years for year 2000-compliant computer system additions, replacements, and upgrades in order to realize efficiencies and process improvements. These costs were generally capitalized and amortized over the expected useful life of the software (see Note 1 in the Notes to Financial Statements). Many of our existing computer systems were already year 2000-compliant, and we modified noncompliant systems before the end of 1999. The overall incremental costs to make our systems year 2000-compliant were about $4.5 million. These costs were expensed as incurred. Our critical business systems operated smoothly through the transition to the year 2000, and service to our customers was not interrupted.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

Information concerning quantitative and qualitative disclosures about market risk is included under the caption "Disclosures of Certain Financial Market Risks" of our management's discussion and analysis of financial condition and results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
Report of Independent Public Accountants                                                     F-1
Balance Sheets as of December 31, 1999 and 1998                                              F-2
Statements of Income for the years ended December 31, 1999, 1998, and 1997                   F-3
Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997               F-4
Statements of Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997     F-5
Notes to Financial Statements                                                                F-6
Report of Management                                                                         F-7

                    Report of Independent Public Accountants


To the Shareholders of Boise Cascade Office Products Corporation:

We have audited the accompanying balance sheets of Boise Cascade Office Products Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related statements of income, cash flows, and shareholders' equity for the years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Office Products Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                          /s/Arthur Andersen LLP

Boise, Idaho
January 28, 2000

                                 Balance Sheets

                                                                               December 31
                                                                       1999                  1998
                                                                       ----                  ----
                                                              (in thousands, except share information)
Assets
------
Current
 Cash and cash equivalents                                       $   25,038            $   31,838
 Receivables, less allowances of $9,112 and $9,539                  449,753               394,013
 Inventories                                                        234,313               226,955
 Deferred income tax benefits                                        17,121                14,335
 Other                                                               34,285                31,532
                                                                 ----------            ----------
                                                                    760,510               698,673
                                                                 ----------            ----------
Property
 Land                                                                28,292                28,572
 Buildings and improvements                                         155,798               143,192
 Furniture and equipment                                            244,481               214,611
 Accumulated depreciation                                          (182,190)             (149,071)
                                                                 ----------            ----------
                                                                    246,381               237,304
                                                                 ----------            ----------
Goodwill, net of amortization of $51,908 and $37,108                475,271               494,883
Other assets                                                         54,155                30,885
                                                                 ----------            ----------
Total assets                                                     $1,536,317            $1,461,745
                                                                 ==========            ==========

Liabilities and Shareholders' Equity
------------------------------------
Current
 Notes payable                                                   $   19,300            $   72,100
 Current portion of long-term debt                                    2,810                 2,065
 Accounts payable
  Trade and other                                                   328,412               279,928
  Boise Cascade Corporation                                          35,608                29,297
                                                                 ----------            ----------
                                                                    364,020               309,225
                                                                 ----------            ----------
 Accrued liabilities
  Compensation and benefits                                          47,256                38,144
  Income taxes payable                                               16,910                   796
  Taxes, other than income                                           11,691                 9,466
  Other                                                              71,454                36,861
                                                                 ----------            ----------
                                                                    147,311                85,267
                                                                 ----------            ----------
                                                                    533,441               468,657
                                                                 ----------            ----------
Other
 Long-term debt, less current portion                               344,386               354,224
 Other                                                               25,384                75,950
                                                                 ----------            ----------
                                                                    369,770               430,174
                                                                 ----------            ----------
Commitments and contingent liabilities
Shareholders' Equity
 Common stock, $.01 par value, 200,000,000 shares
 authorized; 65,806,612 and 65,758,524 shares issued
 and outstanding at December 31, 1999 and 1998                          658                   658
 Additional paid-in capital                                         359,643               359,224
 Retained earnings                                                  283,337               208,480
 Accumulated other comprehensive loss                               (10,532)               (5,448)
                                                                 ----------            ----------
 Total shareholders' equity                                         633,106               562,914
                                                                 ----------            ----------

Total liabilities and shareholders' equity                       $1,536,317            $1,461,745
                                                                 ==========            ==========

The accompanying notes are an integral part of these Financial Statements.

                              Statements of Income


                                                              Year ended December 31
                                                         1999           1998          1997
                                                     -------------  ------------  ------------
                                                     (in thousands, except share information)

Net sales                                              $3,381,725     $3,067,327    $2,596,732
Cost of sales, including inventory purchased from
     Boise Cascade Corporation of $306,414,
     $278,720, and $228,189                             2,511,882      2,278,845     1,941,702
                                                       ----------     ----------    ----------
Gross profit                                              869,843        788,482       655,030
                                                       ----------     ----------    ----------
Selling and warehouse operating expense                   653,575        593,672       483,241
Corporate general and administrative expense,
     including amounts paid to Boise Cascade
     Corporation of $3,272, $2,578, and $2,578             51,220         51,505        41,606
Goodwill amortization                                      14,800         12,673        10,933
Other operating (income) expense                           (3,195)        10,138             -
                                                       ----------     ----------    ----------
                                                          716,400        667,988       535,780
                                                       ----------     ----------    ----------
Income from operations                                    153,443        120,494       119,250
Interest expense                                           24,387         25,914        20,165
Other income, net                                           1,371          1,331           699
                                                       ----------     ----------    ----------
Income before income taxes                                130,427         95,911        99,784
Income tax expense                                         55,570         42,844        42,898
                                                       ----------     ----------    ----------
Net income                                             $   74,857     $   53,067    $   56,886
                                                       ==========     ==========    ==========


Earnings per share-basic                                    $1.14           $.81          $.89
                                                            =====           ====          ====

Average common shares outstanding-basic                65,795,674     65,741,572    64,133,989
                                                       ==========     ==========    ==========


Earnings per share-diluted                                  $1.14           $.81          $.89
                                                            =====           ====          ====

Average common shares outstanding-diluted              65,811,833     65,791,840    64,252,359
                                                       ==========     ==========    ==========

The accompanying notes are an integral part of these Financial Statements.

                            Statements of Cash Flows

                                                         Year ended December 31
                                                      1999        1998        1997
                                                    ---------  ----------  ----------
                                                             (in thousands)
Cash provided by (used for) operations
Net income                                          $ 74,857   $  53,067   $  56,886
Items in income not using (providing) cash
 Depreciation and amortization                        60,698      50,911      41,088
 Deferred income taxes                                (6,544)     (5,087)       (167)
 Restructuring charge and writedown of assets         (3,988)      7,981           -
Receivables                                          (55,740)    (30,398)      2,230
Inventories                                           (3,909)    (26,007)        555
Accounts payable and accrued liabilities              62,100      28,250      35,912
Current and deferred income taxes                      4,635         896      (9,039)
Other, net                                             5,022      (6,243)     (7,558)
                                                    --------   ---------   ---------
Cash provided by operations                          137,131      73,370     119,907
                                                    --------   ---------   ---------

Cash used for investment
Expenditures for property and equipment              (47,628)    (65,974)    (66,876)
Acquisitions                                          (9,369)    (27,282)   (254,025)
Other, net                                           (25,580)    (21,488)    (29,047)
                                                    --------   ---------   ---------
Cash used for investment                             (82,577)   (114,744)   (349,948)
                                                    --------   ---------   ---------

Cash provided by (used for) financing
Additions to long-term debt                           80,800     210,000     211,988
Payments of long-term debt                           (89,893)   (214,385)          -
Notes payable                                        (52,800)     48,800     (13,400)
Sale of stock                                              -           -      48,463
Other, net                                               539          42      (1,017)
                                                    --------   ---------   ---------
Cash provided by (used for) financing                (61,354)     44,457     246,034
                                                    --------   ---------   ---------

Increase (decrease) in cash and cash equivalents      (6,800)      3,083      15,993
Balance at beginning of the year                      31,838      28,755      12,762
                                                    --------   ---------   ---------
Balance at end of the year                          $ 25,038   $  31,838   $  28,755
                                                    ========   =========   =========

The accompanying notes are an integral part of these Financial Statements.

                       Statements of Shareholders' Equity
                    (in thousands, except share information)

                                                                                                             Accumulated
                                                               Total             Additional                        Other
Shares                         For the years ended     Shareholders'     Common     Paid-In    Retained    Comprehensive
Outstanding       December 31, 1997, 1998, and 1999           Equity      Stock     Capital    Earnings     Income (Loss)
------------------------------------------------------------------------------------------------------------------------
62,750,318             Balance at December 31, 1996           $404,785     $628    $304,134    $ 98,527         $  1,496
------------------------------------------------------------------------------------------------------------------------
                               Comprehensive income
                                         Net income             56,886                           56,886
                 Other comprehensive income (loss),
                                         net of tax
                        Cumulative foreign currency
                             translation adjustment             (8,135)                                           (8,135)
               Minimum pension liability adjustment               (394)                                             (394)
                                                              --------
                           Other comprehensive loss             (8,529)
                                                              --------
                               Comprehensive income             48,357
                                                              --------
563,472               Stock issued for acquisitions              3,632        5       3,627
24,468                      Stock options exercised                374                  374
2,250,000                         Issuance of stock             48,487       23      48,464
------------------------------------------------------------------------------------------------------------------------
65,588,258             Balance at December 31, 1997            505,635      656     356,599     155,413           (7,033)
------------------------------------------------------------------------------------------------------------------------
                               Comprehensive income
                                         Net income             53,067                           53,067
                 Other comprehensive income (loss),
                                         net of tax
                        Cumulative foreign currency
                            translation adjustment,
                            net of reclassification              2,218                                             2,218
               Minimum pension liability adjustment               (633)                                             (633)
                                                              --------
                         Other comprehensive income              1,585
                                                              --------
                               Comprehensive income             54,652
                                                              --------
17,932                Stock issued for acquisitions                 20                   20
152,334                     Stock options exercised              2,607        2       2,605
------------------------------------------------------------------------------------------------------------------------
65,758,524             Balance at December  31,1998            562,914      658     359,224     208,480           (5,448)
------------------------------------------------------------------------------------------------------------------------
                               Comprehensive income
                                         Net income             74,857                           74,857
                 Other comprehensive income (loss),
                                         net of tax
                        Cumulative foreign currency
                             translation adjustment             (5,653)                                           (5,653)
               Minimum pension liability adjustment                569                                               569
                                                              --------
                           Other comprehensive loss             (5,084)
                                                              --------
                               Comprehensive income             69,773
                                                              --------
41,688                Stock issued for acquisitions                333                  333
6,400                       Stock options exercised                 86                   86
------------------------------------------------------------------------------------------------------------------------
65,806,612             Balance at December 31, 1999           $633,106     $658    $359,643    $283,337         $(10,532)
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

CONSOLIDATION AND USE OF ESTIMATES The financial statements include the accounts of BCOP and all subsidiaries after elimination of intercompany balances and transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from those estimates.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

INVENTORIES Inventories consist of finished goods and are valued at the lower of cost or market, with cost based on an approximation of the first-in, first-out valuation method.

PROPERTY Property and equipment are recorded at cost. Cost consists of expenditures for major improvements and replacements, including interest cost associated with capital additions. Capitalized interest was $204,000 in 1999 and $1,025,000 in 1998. Gains and losses from sales and retirements are included in income as they occur. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements           5 to 40 years
Furniture and fixtures                3 to 5 years
Machinery, equipment, and
 delivery trucks                     5 to 10 years
Leasehold improvements               5 to 10 years

GOODWILL Costs in excess of values assigned to the underlying net assets of acquired companies are being amortized on the straight-line method over 40 years. Annually, we review the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows of the businesses acquired on an undiscounted basis. In management's opinion, no material impairment exists at December 31, 1999.

DEFERRED SOFTWARE COSTS We defer certain software costs that benefit future years. These costs are amortized on the straight-line method over the expected useful life of the product. Balance Sheets include deferred software costs of $31,989,000 and $26,932,000 at December 31, 1999 and 1998. Amortization of
deferred software costs totaled $8,645,000, $6,542,000, and $3,596,000 in 1999,
1998, and 1997 and is included in "Selling and warehouse operating expense."

REVENUE RECOGNITION Revenues are recorded at the time of shipment of products or performance of services.

COST OF SALES Cost of sales related to merchandise inventory is primarily determined using estimated product costs and adjusted to actual costs at the time of physical inventories, which are taken at all locations at least annually. Additional adjustments to reflect actual experience are recognized as appropriate throughout the year. Cost of sales also includes the cost to deliver products to customers and the occupancy costs of our facilities.

ADVERTISING AND CATALOGS We expense the cost of advertising the first time the advertising takes place, except for catalog costs. Costs of producing and distributing sales catalogs are capitalized and charged to expense in the periods in which the related sales occur. Advertising expense was $74,284,000 in 1999, $70,492,000 in 1998, and $54,776,000 in 1997 and is included in "Selling and warehouse operating expense." Capitalized catalog costs totaled $16,121,000 and $14,636,000 at December 31, 1999 and 1998, and are included in "Other current assets."

OTHER OPERATING (INCOME) EXPENSE In the fourth quarter of 1998, we initiated a plan to restructure our operations in the United Kingdom (the "restructuring"). The restructuring involved closing seven small facilities and an administrative office and integrating selected functions of our U.K. subsidiaries. The closures were completed during 1999. Also during December 1998, we terminated our joint venture with Otto Versand ("Otto") at a cost of approximately $4,000,000. As a result of the dissolution of the joint venture, Otto acquired our 50% interest in the joint venture. In addition, we repurchased Otto's 10% ownership interest in Jean-Paul Guisset S.A. ("JPG"), our direct marketing subsidiary in France. We now own 100% of JPG.

As a result of the restructuring and joint venture dissolution, we estimated and recorded charges of $11,098,000 ($7,446,000, net of tax benefit or $.11 per share-diluted). These charges, with the exception of inventory-related amounts, were included in "Other operating expense" in the Statements of Income. The inventory-related amounts totaled about $960,000 and were reflected in "Cost of sales" in the Statements of Income.

During the second quarter of 1999, we revised the amount of the restructuring reserve that we established in the fourth quarter of 1998 for our U.K. operations. The restructuring program was less costly than originally anticipated due to lower legal and professional fees, a sublease on one of the facilities, a decision to retain a small printing portion of the business, and fewer terminations of employees. As a result, we recorded an increase to operating income of approximately $4,000,000 ($2,700,000, net of tax benefit or $.04 per share-diluted) in the second quarter of 1999. Of this amount, about $3,200,000 was included in "Other operating income" and about $800,000 was included in "Cost of sales" in the Statements of Income.

The restructuring liability is included in "Accrued liabilities, other" in the Balance Sheets. Changes in the reserve balance through December 31, 1999, were as follows:

                               Termination      Legal and
                               payments to     professional    Leasehold        Other       Inventory
                                employees          fees       terminations      costs       writedown         Total
                               -----------     ------------   ------------     -------      ---------        -------
                                                           (in thousands)
1998 Expense recorded            $ 1,400          $  900        $ 3,400        $ 4,400       $ 1,000         $ 11,100
Charges against
  reserve                          (200)               -              -         (3,600)            -           (3,800)
Balance at                      -------          -------       --------       --------      --------        ---------
  December 31, 1998               1,200              900          3,400            800         1,000            7,300
Charges against
  reserve                          (700)            (200)          (400)          (300)         (200)          (1,800)
Reserves credited
  to income                        (500)            (600)        (1,600)          (500)         (800)          (4,000)
                                --------          -------       --------       --------      --------        --------
Balance at
  December 31, 1999              $    -           $  100        $ 1,400        $     -       $     -          $ 1,500
                                =======          =======       ========       ========      ========        ==========

Termination payments to employees are the result of workforce reductions of about 90 warehouse and administrative support associates.


EARNINGS PER SHARE Basic earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share includes the weighted average impact of stock options assumed exercised using the treasury method.

                                              Year ended December 31
                                          1999         1998         1997
                                       ----------   ----------   ----------
                                        (in thousands, except share data)
Basic
Net income                                $74,857      $53,067      $56,886
                                          =======      =======      =======

Weighted average shares outstanding    65,781,647   65,715,120   63,788,448
Effect of contingent shares                14,027       26,452      345,541
                                       ----------   ----------   ----------
                                       65,795,674   65,741,572   64,133,989
                                       ==========   ==========   ==========

Basic earnings per share                    $1.14        $ .81        $ .89
                                            =====        =====        =====

Diluted
Net income                                $74,857      $53,067      $56,886
                                          =======      =======      =======

Weighted average shares outstanding    65,781,647   65,715,120   63,788,448
Effect of contingent shares                14,027       26,452      345,541
Effect of options                          16,159       50,268      118,370
                                       ----------   ----------   ----------
                                       65,811,833   65,791,840   64,252,359
                                       ==========   ==========   ==========

Diluted earnings per share                  $1.14        $ .81        $ .89
                                            =====        =====        =====


FOREIGN CURRENCY TRANSLATION Local currencies are considered the functional currencies for our operations outside the United States. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year. Resulting translation adjustments are included in "Accumulated other comprehensive loss" in the Balance Sheets.

PRE-OPENING COSTS Costs associated with opening new locations are expensed as incurred.

FINANCIAL INSTRUMENTS At December 31, 1999, the estimated current market value of our debt, based on then current interest rates for similar obligations with like maturities, was approximately $9,000,000 less than the amount of debt reported on the Balance Sheet. At December 31, 1999, we had an interest rate swap. The liquidation value of the swap, based on interest rates available for instruments with similar characteristics, would have resulted in a payment to us of approximately $400,000. The estimated fair values of our other financial instruments, cash and cash equivalents, and short-term borrowings are the same as their carrying values. In the opinion of management, we do not have any significant concentration of credit risks. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products are sold, as well as their dispersion across many geographic areas. We have only limited involvement with derivative financial instruments and do not use them for trading purposes. Financial instruments such as interest rate swaps, rate hedge agreements, and forward exchange contracts are used periodically to manage well-defined risks. Interest swaps and rate hedge agreements are used to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange contracts are marked to market, and unrealized gains and losses are included in current period net income. We had no material exposure to losses from derivative financial instruments held at December 31, 1999. We do not use derivative financial instruments for trading purposes.

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


2. Transactions with Boise Cascade Corporation

The Company was incorporated on January 3, 1995, and until April 13, 1995, was a wholly-owned subsidiary of Boise Cascade Corporation ("BCC"). On April 13, 1995, we completed an initial public offering in the U.S. and a concurrent international offering (the "Offerings"). After the Offerings, BCC owned 82.7% of our outstanding common stock. At December 31, 1999, BCC owned 81.1% of our outstanding common stock. In December 1999, BCC announced a proposal to acquire our outstanding public shares. On March 12, 2000, BCC and BCOP entered into an Agreement and Plan of Merger in which BCC would purchase all of BCOP's publicly held shares for $16.50 in cash. In accordance with that Agreement, BCC commenced a tender offer for our minority public shares on March 22, 2000. The offer will expire on April 19, 2000, unless it is extended. If BCC is successful in obtaining a majority of the minority shares, it will purchase the remaining shares through a short-form merger. If BCC completes the tender and merger, we will again become a wholly-owned subsidiary of BCC.

We have entered into intercompany agreements with BCC under which BCC, among other things, provides to us certain administrative support functions, certain paper and paper products under a long-term sales agreement, and use (without charge) of the trade names and trademark of BCC. We have also entered into a tax matters agreement with BCC (see Note 3).

Under the Administrative Services Agreement ("Admin Agreement"), BCC provides various services to us. The services will be provided for varying periods, from one to five years, as identified in the Admin Agreement, subject to renewal or termination in accordance with the terms of that agreement. We will pay for each of these services at rates set forth in the agreement. These rates are generally consistent with amounts that have been charged by BCC in the past. For the years ended December 31, 1999, 1998, and 1997, charged costs amounted to $3,272,000, $2,578,000, and $2,578,000 and have been included in "Corporate general and administrative expense" in the Statements of Income.

Under the Paper Sales Agreement, we agreed to purchase, and BCC agreed to sell, subject to certain exceptions, all of our cut-size paper requirements. The price we pay is based upon a formula meant to approximate prevailing market prices for the paper. The agreement has an initial term of 20 years and will be automatically renewed for five-year periods thereafter, subject to certain conditions.

We supplied office products to BCC and purchased certain paper and paper products from BCC. During the year ended December 31, 1999, our sales to BCC were $2,021,000, and our purchases from BCC were $306,072,000. Sales and purchases during the same period of 1998 were $1,077,000 and $281,914,000 and in 1997 were $1,589,000 and $231,188,000.

We are included as a participating employer in certain broad-based employee benefit plans sponsored by BCC, which cover our work force. Most assets and liabilities under BCC's employee benefit plans for retirement and postretirement costs arising out of service with the Company were not transferred to us by BCC. Accordingly, no significant assets or liabilities related to retirement and postretirement benefits are included in these financial statements.

During each of the years presented, most of our employees participated in a defined benefit pension plan sponsored by BCC. In addition, certain of our employees were eligible for participation in defined contribution plans sponsored by BCC. The Statements of Income for the years ended December 31, 1999, 1998, and 1997, include expenses of $10,747,000, $9,788,000, and
$7,995,000 attributable to participation by our employees in these plans. Postretirement expenses attributable to participation in BCC's postretirement plans included in the Statements of Income totaled $86,000, $68,000, and $88,000 for the years ended December 31, 1999, 1998, and 1997.


3.   Income Taxes

Pursuant to a tax matters agreement entered into with BCC, income taxes are provided based on a pro forma calculation of the income tax expense that we would incur as a non-affiliated taxpayer. However, as long as BCC owns at least 80% of our outstanding common stock, we will be included in the consolidated federal income tax return of the BCC affiliated group. Accordingly, we remit to BCC amounts representing the current tax liability that we would incur if we were a non-affiliated taxpayer. Pursuant to this agreement, we paid BCC $49,409,000 in 1999, $32,729,000 in 1998, and $40,610,000 in 1997.

Income tax expense includes the following:

                                                  Year ended December 31
                                                       (in thousands)
                                               1999        1998        1997
                                               ----        ----        ----
Current income tax expense:
Federal                                      $40,972     $33,433     $28,519
State                                          7,664       6,288       5,355
Foreign                                       13,478       8,210       9,191
                                             -------     -------     -------
Total current income tax expense              62,114      47,931      43,065

Deferred income tax expense (benefit):
Federal                                       (2,866)      2,018       2,976
State                                           (504)        185         561
Foreign                                       (3,174)     (7,290)     (3,704)
                                             -------     -------     -------
Total deferred income tax benefit             (6,544)     (5,087)       (167)
                                             -------     -------     -------
Total income tax expense                     $55,570     $42,844     $42,898
                                             =======     =======     =======


A reconciliation of the statutory U.S. federal tax expense and our actual tax expense is as follows:

                                                     Year ended December 31
                                                             (in thousands)
                                                   1999        1998        1997
                                                   ----        ----        ----
Statutory expense                               $45,549     $33,570     $34,917
Increases in taxes resulting from:
Foreign income taxed at
 rate higher than U.S. rate                       4,174       2,680       3,141
State tax expense                                 4,654       4,207       3,846
All other, net                                    1,193       2,387         994
                                                -------     -------     -------
Actual tax expense                              $55,570     $42,844     $42,898
                                                =======     =======     =======

The components of the deferred tax assets and liabilities on the Balance
Sheets are as follows:
                                                  December 31
                                                 (in thousands)
                                          1999                     1998
                                   Assets  Liabilities      Assets  Liabilities
                                   ------  -----------      ------  -----------

Property and equipment            $ 1,111      $ 4,304     $ 1,104      $ 4,701
Accounts receivable and unearned
 revenue                            7,852            -       3,817            -
Deferred charges                       11        1,689           2        3,735
Inventories                         2,106            -       2,074            -
Accrued liabilities                 1,550            -       3,163            -
Compensation                        9,620          812       8,894          325
Goodwill                                -        9,541           -        9,711
State taxes                           746            -         138            -
Foreign net operating losses       16,871            -      10,666            -
Cumulative translation adjustment   6,713            -       2,842            -
Other                               8,431        2,724       4,382        3,753
                                  -------      -------     -------      -------
                                  $55,011      $19,070     $37,082      $22,225
                                  =======      =======     =======      =======

At December 31, 1999, our foreign subsidiaries had approximately $11,458,000 of undistributed earnings, which are intended to be indefinitely reinvested. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax liability.

Our pretax income (loss) from domestic and foreign sources is as follows:

                                                   Year ended December 31
                                                       (in thousands)
                                               1999         1998         1997
                                             --------     ---------     -------
Domestic                                     $116,536     $112,890      $98,368
Foreign                                        13,891      (16,979)       1,416
                                             --------     --------      -------
Pretax income                                $130,427     $ 95,911      $99,784
                                             ========     ========      =======

4.  Debt

On June 26, 1997, we entered into a $450,000,000 revolving credit agreement with a group of banks that expires in June 2001, and provides for variable rates of interest based on customary indices. The revolving credit agreement is available for acquisitions and general corporate purposes. It contains financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. As of December 31, 1999, borrowings under the agreement totaled $190,000,000. The weighted average interest rate of borrowings under the agreement was 5.5% at December 31, 1999. In October 1998, we entered into an interest rate swap with a notional amount of $25,000,000 that expires in 2000. The swap results in an effective fixed interest rate of 5.0% with respect to $25,000,000 of our revolving credit agreement borrowings. We are exposed to credit-related gains or losses in the event of nonperformance by the counterparty to this swap; however, we do not expect the counterparty to fail to meet their obligations.

In addition to the amount outstanding under the revolving credit agreement, short-term borrowings at December 31, 1999 and 1998, totaled $19,300,000 and $72,100,000. The maximum amount of short-term notes payable outstanding during the year ended December 31, 1999 and 1998, was $111,900,000 and $116,600,000.
The average amount of short-term notes payable during the 12 months ended December 31, 1999 and 1998, was $67,000,000 and $68,000,000. The average interest rate of these short-term borrowings was 5.5% and 5.8% at December 31, 1999 and 1998. Substantially all of our debt is unsecured.

During 1998, we filed a registration statement with the Securities and Exchange Commission to register $300,000,000 of shelf capacity for debt securities. In May 1998, we issued $150,000,000 of 7.05% Notes ("Notes") under this registration statement. The Notes are due May 15, 2005. Proceeds from the issuance were used to repay borrowings under our revolving credit agreement. We have $150,000,000 remaining under this registration statement.

In addition to borrowings under the revolving credit agreement, short-term borrowings, and Notes, debt assumed through acquisitions was $3,400,000 and $6,100,000 at December 31, 1999 and 1998. Scheduled payments of long-term debt, excluding our revolving credit agreement and Notes, are $2,810,000 in 2000, $1,702,000 in 2001, $1,381,000 in 2002, $777,000 in 2003, and $730,000 in 2004.

Cash paid for interest, net of interest capitalized, for the years ended December 31, 1999, 1998, and 1997, was $24,432,000, $27,808,000, and
$19,487,000.


5.  Shareholders' Equity

COMMON STOCK We are authorized to issue 200,000,000 shares of common stock, of which 65,806,612 shares were issued and outstanding at December 31, 1999. On June 17, 1996, we filed a registration statement with the Securities and Exchange Commission covering approximately 4,400,000 shares of common stock to be offered by BCOP from time to time in connection with acquisitions. As of December 31, 1999, we had 3,828,000 unissued shares remaining under this registration statement.

On September 25, 1997, we issued 2,250,000 shares of common stock to BCC at the price of $21.55 per share for proceeds of approximately $48,500,000. At December 31, 1999, BCC owned 81.1% of our outstanding common stock.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) At December 31, 1999, the balance shown on the Statements of Shareholders' Equity for Accumulated Other Comprehensive Income (Loss) consisted of a minimum pension liability adjustment of ($482,000) and a cumulative foreign currency translation adjustment of ($10,050,000).

6.  Accounting for Stock-Based Compensation

We have two stock option plans, the Key Executive Stock Option Plan ("KESOP") and the Director Stock Option Plan ("DSOP"). We account for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this opinion, no compensation cost has been recognized.

If we had determined compensation cost for these plans consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," 1999 net income would have been reduced pro forma by $2,859,000 and earnings per share would have been reduced pro forma by $.05. Our 1998 net income would have been reduced pro forma by $2,840,000, and earnings per share would have been reduced pro forma by $.04. Our 1997 net income would have been reduced pro forma by $2,464,000 and earnings per share would have been reduced pro forma by $.04. The pro forma compensation cost may not be representative of that to be expected in future years.

The KESOP provides for the grant of options to purchase shares of our common stock to key employees of the Company. The exercise price of the options is equal to the fair market value of our common stock on the date the options are granted. One-third of the options become exercisable in each of the three years following the grant date and expire, at the latest, 10 years following the grant date.

A summary of the status of the KESOP at December 31, 1999, 1998, and 1997, and changes during the years then ended is presented in the table and narrative below.

                                                          1999                    1998                    1997
                                                     Wtd. Avg.               Wtd. Avg.               Wtd. Avg.
                                          Shares     Ex. Price    Shares     Ex. Price    Shares     Ex. Price
                                          ------     ---------    ------     ---------    ------     ---------
Balance at beginning of the year         2,021,105      $19.86   1,490,139      $20.10   1,059,442      $18.66
Options granted                          1,031,300       12.81     782,200       18.22     495,700       23.08
Options exercised                           (6,400)      12.50    (152,334)      12.50     (24,468)      12.50
Options expired                            (95,540)      17.78     (98,900)      21.92     (40,535)      22.38
                                         ---------               ---------               ---------
Balance at end of the year               2,950,465       17.48   2,021,105       19.86   1,490,139       20.10
                                         ---------               ---------               ---------

Exercisable at end of the year           1,330,965       20.11     826,305       19.13     483,039       16.72
Weighted average fair value of
 options granted (Black-Scholes)             $4.58                   $6.78                   $8.61

The 2,950,465 options outstanding at December 31, 1999, have exercise prices between $12.50 and $26.625 and a weighted average remaining contractual life of
7.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 1999, 1998, and 1997: risk-free interest rates of 5.1%, 5.5%, and 6.1%; no expected dividends; expected lives of 4.2 years for each year; and expected stock price volatility of 35% for each year.

The DSOP, available only to our nonemployee directors, provides for annual grants of options. The exercise price of options under this plan is equal to the fair market value of our common stock on the date the options are granted. The options expire the earlier of three years after the director ceases to be a director or 10 years after the grant date. Total shares outstanding at December 31, 1999, 1998, and 1997, were 89,000, 64,000, and 39,000 with weighted average exercise prices of $15.31, $16.99, and $18.58.

Under both of the plans, options may not, except under unusual circumstances, be exercised until one year following the grant date.


7.  Leases

Rental expenses for operating leases, net of sublease rentals, were $34,175,000 in 1999, $33,898,000 in 1998, and $29,920,000 in 1997.

We have various operating leases with remaining terms of more than one year. These leases have minimum lease payment requirements, net of sublease rentals, of $25,457,000 for 2000, $18,054,000 for 2001, $11,230,000 for 2002, $8,403,000
for 2003, and $5,587,000 for 2004, with total payments thereafter of $21,326,000.

Substantially all lease agreements have fixed payment terms based upon the lapse of time. Certain lease agreements provide us with the option to purchase the leased property. In addition, certain lease agreements contain renewal options exercisable by the Company ranging up to 15 years, with fixed payment terms similar to those in the original lease agreements.

We also lease certain equipment and buildings under capital leases; aggregate obligations under capital leases were not material at December 31, 1999 and 1998.

8.  Acquisitions

In 1999, 1998, and 1997, we made various acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to our results of operations or financial position. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in operations subsequent to the dates of acquisitions.

We acquired two businesses during 1999, six businesses during 1998, and eight businesses and entered into a joint venture during 1997. Amounts paid, acquisition liabilities recorded, debt assumed, and stock issued for these acquisitions were as follows:

                                       ($'s in thousands)
                                   1999        1998         1997
                                   ----        ----         ----

     Cash paid                   $9,369     $27,282     $254,025
     Acquisition liabilities
       recorded                  $7,237     $49,062     $ 12,674
     Debt assumed                $    -     $   162     $ 10,137
     Stock issued
       shares                         -           -      135,842
       value                     $    -     $     -     $  2,882

In January 1999, we acquired the office supply business of Wallace Computer Services, based in Lisle, Illinois. In September 1999, we acquired Supply West, based in Perth, Western Australia. The transactions were completed for cash of $9,369,000 and the recording of $361,000 of acquisition liabilities.

The 1998 amounts include the acquisition of three contract stationer businesses, two direct marketing businesses, and one computer consumables business. These transactions were completed for cash of $19,897,000, debt assumed of $162,000, and the recording of $8,062,000 of acquisition liabilities.

The 1997 amounts include the acquisition of 100% of the shares of Jean-Paul Guisset S.A. ("JPG"). JPG is a direct marketer of office products in France. The negotiated purchase price was approximately FF850,000,000, which translated to about US$144,000,000 at the time of purchase, plus a price supplement payable in April 2000 if certain earnings and sales growth targets are reached. The maximum amount of the price supplement is FF300,000,000, which translates to approximately US$46,000,000 at December 31, 1999. In 1998, we made a partial payment of the price supplement of FF27,000,000, which translated to approximately US$4,430,000 at the time of payment. In 1998, we also recorded a liability for the estimated remaining amount of the price supplement of FF229,000,000, which translated to about US$41,000,000 at December 31, 1998. The liability was based on the results of 1998 and 1997 and was included in "Other long-term liabilities" in the Balance Sheet. During 1999, we increased the liability for the price supplement by an additional FF44,000,000, which translated to about US$6,876,000. At December 31, 1999, we have a liability for the maximum remaining amount of the price supplement, FF273,000,000, which translates to approximately US$42,000,000. This amount is included in "Other accrued liabilities" in the Balance Sheet. Approximately FF128,500,000 (US$20,500,000) was repatriated to us from JPG during the third quarter of 1997. In 1997, in addition to the cash paid, we recorded approximately US$5,800,000 of acquisition liabilities and assumed US$10,137,000 of long-term debt.

Also included in the 1997 amounts is the purchase of the promotional products business of OstermanAPI, Inc., based in Maumee, Ohio, for cash of $56,000,000 and the recording of $882,000 of liabilities. In conjunction with the acquisition of Osterman, we formed a majority-owned subsidiary, Boise Marketing Services, Inc. ("BMSI"), of which we own 88%. Our previously acquired promotional products company, OWNCO, also became part of BMSI.

In January 1997, we formed a joint venture with Otto Versand ("Otto"), of which we owned 50%, to direct market office products in Europe, initially in Germany. In December 1997, Otto purchased a 10% interest in JPG for approximately FF72,200,000 (US$13,000,000). The sale of our interest to Otto was at book value. In December 1998, the Company and Otto dissolved the joint venture. Otto acquired our 50% interest in the joint venture. In addition, we repurchased Otto's 10% interest in JPG for $2,955,000 and repaid a loan and accrued interest to Otto of $13,700,000. We now own 100% of JPG. (see "Other operating (income) expense" in Note 1).

Unaudited pro forma results of operations reflecting the acquisitions would have been as follows. If the 1999 acquisitions had occurred January 1, 1999, sales for the year ended December 31, 1999, would have increased to $3,388,000,000, net income would have decreased to $74,713,000, and diluted earnings per share would have remained $1.14. If the 1999 and 1998 acquisitions had occurred January 1, 1998, sales for the year ended December 31, 1998, would have increased to $3,161,000,000, net income would have increased to $53,088,000, and diluted earnings per share would have remained $.81. If the 1998 and 1997 acquisitions had occurred January 1, 1997, sales for the year ended December 31, 1997, would have increased to $2,814,000,000, net income would have decreased to $56,869,000, and diluted earnings per share would have remained $.89. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

As a result of our acquisition activity, we had short-term acquisition liabilities of $48,310,000, primarily for the JPG price supplement, and $5,710,000 at December 31, 1999 and 1998, which were included in "Other accrued liabilities." We had no long-term acquisition liabilities at December 31, 1999, and long-term acquisition liabilities of $51,621,000, primarily for the JPG price supplement, at December 31, 1998, which were included in "Other long-term liabilities."

9.  Litigation and Legal Matters

In December 1999, nine lawsuits were filed against the company, our directors, and Boise Cascade Corporation arising out of BCC's proposal to acquire our outstanding minority public shares. All nine cases were filed in New Castle County, Delaware. The lawsuits allege, among other things, that BCC's proposal was wrongful, unfair, and harmful to our public stockholders. On January 19, 2000, the court, upon stipulation of the parties, signed a consolidation order that combined the nine cases into one matter. We believe there are valid factual and legal defenses to these lawsuits and will vigorously defend all claims alleged by the plaintiffs.

We are also involved in other litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under any pending litigation or administrative proceedings, including that described in the preceding paragraph, would not materially affect our financial condition or operations.

10. Segment Information

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. We adopted this statement at December 31, 1998.

The Statement defines operating segments as components of an enterprise about which separate financial information is available which is evaluated regularly by the chief operating decision maker to assess performance and to decide how to allocate resources. Our chief operating decision maker is the group that consists of the Chief Executive Officer, Senior Vice Presidents of each of our operating segments, Chief Financial Officer, Chief Information Officer, Controller, and Vice Presidents of Logistics and Human Resources. This group of executives works together to allocate resources and assess the performance of the various business areas of the Company. Our senior vice presidents responsible for operations have broad responsibility for multiple operating segments.

While we have multiple operating segments, SFAS 131 provides for aggregation of operating segments when they have similar economic characteristics and if they are similar in the areas of product/services, production processes, types of customers, distribution methods, and regulatory environment. Our businesses have historically had similar operating income, as a percent of net sales, which is the ultimate measure of performance used by our chief operating decision maker. Our businesses provide substantially similar products and services for the office. We do not manufacture products, but we procure products for sale to business customers. Our businesses procure products directly from similar manufacturers and wholesalers. The target customer group for our businesses is business customers. Our order fulfillment and distribution processes are essentially the same for our businesses. To the extent applicable, the regulatory environment is the same for our businesses. Because our operating segments are similar in the areas outlined in the Statement, we have aggregated our operating segments into one reportable segment.

The following table summarizes our geographic information:

(in thousands)        United States       Canada       France     Other(1)
                      -------------       ------     --------     --------
1999
Net sales                $2,584,966     $382,670     $240,500     $173,589
Long-lived assets           453,612       99,668      167,510       55,017

1998
Net sales                $2,371,639     $322,855     $220,102     $152,731
Long-lived assets           418,973       98,488      190,947       54,664

1997
Net sales                $2,079,530     $298,587    $  74,675     $143,940
Long-lived assets           378,425       93,771      142,618       54,577

(1) 1999 and 1998 amounts include operations in Australia, Belgium, Spain, and the United Kingdom. 1997 amounts include operations in Australia, Germany, and the United Kingdom.

Revenues are attributed to geographic areas based on the location of the distribution centers producing the revenue. Export sales to foreign unaffiliated customers are immaterial. No single customer accounts for 10% or more of net sales.

Our revenues from external customers by product category, expressed as a percentage of our total net sales, were:

                              1999           1998           1997
                              ----           ----           ----
Office supplies                54%            61%            66%
Office paper                   15%            13%            13%
Office furniture               12%            12%            11%
Computer supplies              16%            10%             7%
Promotional products            3%             4%             3%


11. Quarterly Results of Operations (unaudited)

                                                        1999
                                      4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                      --------   --------   --------   --------
                                       (in thousands, except share information)
Net sales                             $893,256   $838,521   $801,559   $848,389
Cost of sales                          663,685    630,516    588,420    629,261
                                      --------   --------   --------   --------
Gross profit                           229,571    208,005    213,139    219,128
                                      --------   --------   --------   --------
Operating expenses                     185,550    173,670    176,525    180,655
                                      --------   --------   --------   --------
Income from operations                  44,021     34,335     36,614     38,473
                                      --------   --------   --------   --------
Interest expense                         6,207      5,932      5,796      6,452
Other income, net                           85        487        484        315
                                      --------   --------   --------   --------
Income before income taxes              37,899     28,890     31,302     32,336
Income tax expense                      16,193     12,507     13,024     13,846
                                      --------   --------   --------   --------
Net income                            $ 21,706   $ 16,383   $ 18,278   $ 18,490
                                      ========   ========   ========   ========

Earnings per share-basic and diluted      $.33       $.25       $.28       $.28
Common stock prices (1)
High                                  $15 5/16   $ 12 1/2   $ 12 3/4   $ 15 3/8
Low                                   $ 9 9/16   $  9 5/8   $  9 7/8   $ 10 3/4

                                                        1998
                                      4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                      --------   --------   --------   --------
                                       (in thousands, except share information)
Net sales                             $814,219   $760,437   $732,863   $759,808
Cost of sales                          598,083    571,978    544,554    564,230
                                      --------   --------   --------   --------
Gross profit                           216,136    188,459    188,309    195,578
                                      --------   --------   --------   --------
Operating expenses                     189,671    160,701    158,074    159,542
                                      --------   --------   --------   --------
Income from operations                  26,465     27,758     30,235     36,036
                                      --------   --------   --------   --------
Interest expense                         6,011      6,553      6,885      6,465
Other income, net                           30        422        211        668
                                      --------   --------   --------   --------
Income before income taxes              20,484     21,627     23,561     30,239
Income tax expense                      10,561      9,800      9,833     12,650
                                      --------   --------   --------   --------
Net income                            $  9,923   $ 11,827   $ 13,728   $ 17,589
                                      ========   ========   ========   ========

Earnings per share-basic and diluted      $.15       $.18       $.21       $.27
Common stock prices (1)
High                                  $13 7/16   $16 9/16   $ 20 1/2   $ 20 1/4
Low                                   $ 8 9/16   $ 7 3/8    $ 15 1/2   $ 14 7/8

(1) Our common stock is traded principally on the New York Stock Exchange.

                              Report of Management

The management of Boise Cascade Office Products Corporation is primarily responsible for the information and representations contained in this annual report. The financial statements and related notes were prepared in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management has, when necessary, made judgments and estimates based on currently available information.

Management maintains a comprehensive system of internal controls based on written policies and procedures and the careful selection and training of employees. The system is designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that transactions are executed in accordance with management's authorization. The concept of reasonable assurance is based on recognition that the cost of a particular accounting control should not exceed the benefit expected to be derived.

The Internal Audit staff of Boise Cascade Corporation monitors the Company's financial reporting system and the related internal accounting controls, which are also selectively tested by Arthur Andersen LLP, Boise Cascade Office Products' independent public accountants, for purposes of planning and performing their audit of the Company's financial statements.

The Audit Committee of the board of directors, which is composed solely of nonemployee directors, meets periodically with management, representatives of the Internal Audit Department, and Arthur Andersen LLP representatives to assure that each group is carrying out its responsibilities. The Internal Audit staff and the independent public accountants have access to the Audit Committee, without the presence of management, to discuss the results of their audits, recommendations concerning the system of internal accounting controls, and the quality of financial reporting.

The unaudited Income Statement for the three months ended December 31, 1999, and Notes to Quarterly Financial Statements are presented in our Fact Book for the fourth quarter of 1999 and are incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Structure

Our board of directors, comprised of eight persons, is divided into three classes for purposes of election. One class is elected at each annual meeting of shareholders to serve for a three-year term.

Two directors are nominees for reelection in 2000, each to hold office until the annual meeting of shareholders in 2003. Our other directors are not up for election this year and will continue in office for the remainder of their terms.

Directors Nominated This Year for Terms Expiring in 2003

James G. Connelly III, 54, joined our board of directors in 1995. In 1999, he became a partner in Garrett Capital Advisors LLC, a private equity firm. Mr. Connelly served as the president and chief operating officer of USFreightways Corporation, a diversified transportation and logistics company, during 1998. He was the president and chief operating officer of Caremark International Inc., a wholly owned subsidiary of MedPartners, Inc., and a national provider of health care management and services, from 1992 to 1997.

Peter G. Danis Jr., 68, became a director in 1995. He was the president and chief executive officer of BCOP from 1995 to 1998. Mr. Danis served as an executive vice president of Boise Cascade Corporation from 1993 to 1998. He is also a director and the nonexecutive chairman of the board of Payless Cashways, Inc.

Directors Whose Terms Expire in 2002

Theodore Crumley, 54, joined our board of directors in 1995. He is currently senior vice president and chief financial officer of Boise Cascade Corporation and has been an executive officer of Boise Cascade Corporation since 1990. Mr. Crumley is also a director of Hecla Mining Company.

A. William Reynolds, 66, joined our board of directors in 1995. He is the chief executive of Old Mill Group, a private investment firm. Mr. Reynolds was the chairman of the board and chief executive officer of GenCorp Inc., a diversified manufacturing and service company, from 1987 to 1995. He is also a director of Boise Cascade Corporation and Eaton Corporation and former chairman of the Federal Reserve Bank of Cleveland.

Donald E. Roller, 62, joined our board of directors in 1998. He served as acting chief executive officer of Payless Cashways, Inc., a building materials and home improvement products retailer, during 1998. Mr. Roller was an executive vice president of USG Corporation, the world's largest manufacturer of gypsum panels, joint compound, and related construction products, during 1996. He served as the president and chief executive officer of United States Gypsum Company, USG's largest business unit, from 1993 to 1996. Mr. Roller is also a director of Payless Cashways, Inc., and The Jacksonville Bank.

Directors Whose Terms Expire in 2001

John B. Carley, 66, joined our board of directors in 1995. In January 1999, Mr. Carley retired as chairman of the Executive Committee of the board of directors (an officer position) of Albertson's, Inc., a retail food and drug company. He served as the president and chief operating officer of Albertson's, Inc., from 1990 to 1996. Mr. Carley is also a director of Albertson's, Inc., and Idaho Power Company.

George J. Harad, 55, became a director and chairman of the board in 1995. He is chairman of the board and chief executive officer of Boise Cascade Corporation and has been an executive officer of Boise Cascade Corporation since 1982. Mr. Harad is also a director of FM Global and US West, Inc.

Christopher C. Milliken, 54, became a director and president and chief executive officer of the company in 1998 after serving as senior vice president, operations, since 1995. He has been an executive officer of Boise Cascade Corporation since 1995, having previously served as the eastern region manager of its Office Products Division from 1990 to 1995. Mr. Milliken is also a director of Cabot Industrial Trust.

Executive Officers as of February 29, 2000:

                                                                       Date
                                                                   First Elected
Name                        Age  Position                          as an Officer
----                        ---  --------                          -------------
Christopher C. Milliken (1)  54  President and Chief
                                   Executive Officer                    4/1/95

A. James Balkins III (2)     47  Senior Vice President, Chief
                                   Financial Officer, and Treasurer     4/1/95

Richard L. Black             54  Senior Vice President, Direct
                                   Marketing and Europe                 4/1/95

Kenneth W. Cupp              53  Senior Vice President,
                                   U.S. Contract Operations            4/22/97

Carol B. Moerdyk (2)         49  Senior Vice President, U.S.,
                                   Canadian, and Australian
                                   Contract Operations                  4/1/95

Darrell R. Elfeldt           56  Vice President, Corporate Planning     4/1/95

David A. Goudge              52  Vice President, Marketing             4/22/97

William E. Gruber            54  Vice President and Region Manager     4/21/98

Larry L. Gunther             57  Vice President and
                                    Chief Information Officer          7/29/97

Thomas J. Jaszka             38  Vice President and Controller         2/16/99

David Kelly                  47  Vice President, Managing
                                   Director of Australian Operations    8/3/99

John A. Love                 59  Vice President, Human Resources        4/1/95

Gary A. Massel               60  Vice President, Logistics             7/29/97

Michael F. Meehan            51  Vice President and Region Manager     4/22/97

Stephen M. Thompson          57  Vice President and Region Manager      4/1/95

Peter D. Vanexan             53  Vice President, BCOP and
                                   President, Grand & Toy              4/22/97

Matthew R. Broad             40  Corporate Secretary                   4/21/98

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

Kenneth W. Cupp has served as Senior Vice President, U.S. Contract Operations, since January 2000. Previously, Mr. Cupp served as Senior Vice President and Region Manager since 1998. Prior to 1998, Mr. Cupp has served as Vice President and Region Manager since 1997, Region Manager of Boise Cascade Office Products Corporation since 1995, and in various positions with the Division since 1967.

Carol B. Moerdyk has served as Senior Vice President, U.S., Canadian, and Australian Contract Operations since January 2000. Previously, Ms. Moerdyk served as Senior Vice President, North American and Australian Contract Operations, since 1998. Prior to 1998, Ms. Moerdyk served as Senior Vice President, Chief Financial Officer, and Treasurer of the Company since 1995. Previously, Ms.

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

Larry L. Gunther served as the Chief Information Officer of Boise Cascade Office Products Corporation since 1997. In March 2000, Mr. Gunther resigned as Chief Information Officer and as an employee of BCOP. Previously, Mr. Gunther served as Chief Information Officer of the North Atlantic Group of Gillette for five years and as Chief Information Officer of the Consumer Products Group of Bristol- Myers Squibb for 11 years.

Thomas J. Jaszka was elected Vice President and Controller in February 1999. Prior to being elected an officer of the Company, Mr. Jaszka served as Director of Accounting since 1998. Previously, Mr. Jaszka has served in various positions with the Division since 1986.

David Kelly was elected Vice President, Managing Director of Australian Operations, in August 1999. Prior to being elected an officer of the Company, Mr. Kelly served as Managing Director of BCOP Australia since 1996.

Prior to being elected an officer of the Company, John A. Love served as the Human Resources Director of Boise Cascade Office Products Distribution Division since 1978. Previously, Mr. Love served as Human Resource Manager for the Division since 1974.

Gary A. Massel served as Vice President, Logistics since 1997. In March 2000, Mr. Massel became Chief Information Officer. Prior to being elected an officer of the Company, Mr. Massel served as the Director of Logistics of Boise Cascade Office Products Corporation since 1995.

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


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any person who owns more than 10% of a registered class of our equity securities, to file reports of holdings and transactions in Boise Cascade Office Products shares with the SEC and the New York Stock Exchange. Based on our records and other information, we believe that in 1999 our directors and executive officers met all applicable SEC filing requirements, except for Mr. Danis. Mr. Danis filed an amended Form 5 for 1998 on February 10, 2000, reporting a stock option grant received in February 1998 while he was our chief executive officer. This grant should have been reported on his Form 5 filed with the SEC on February 1, 1999.


ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

Of our current board members, only Mr. Milliken is a salaried employee of Boise Cascade Office Products. Board members that are not salaried employees or BCC officers receive separate compensation for board service. In 1999, that compensation included:

Annual Retainer:         $21,000

Attendance Fees:         $1,000 for each board meeting
                         $1,000 for each committee meeting held on a day other than the board meeting date
                         Expenses related to attendance

Stock Options:           5,000 annually

During 1999, the members of the Committee of Independent Directors also received a special retainer of $20,000 plus a $1,000 fee for each committee meeting related to BCC's proposal to purchase our outstanding shares not owned by BCC.

Our directors receive no additional compensation for attending other committee meetings held on the same day as a board meeting.

Director Stock Option Plan

Through our shareholder-approved Director Stock Option Plan, each director who is not an employee of either the company or BCC receives an annual stock option grant on July 31. Directors appointed between August 1 and December 31 receive a grant when they join our board. The options are exercisable one year after the grant date, and they expire the earlier of (a) three years after the director's retirement, resignation, death, or termination as a director or (b) ten years after the grant date.

In 1999, each nonemployee director was granted an option to purchase 5,000 shares of our common stock at a price equal to the stock's closing market price on the grant date.

Director Deferred Compensation Program

Our directors' deferred compensation program allows each nonemployee director to defer all or a portion of his cash compensation.

Under this program, nonemployee directors may defer from a minimum of $5,000 to a maximum of 100% of their cash compensation in a calendar year. Interest is imputed on deferred compensation at a rate equal to 130% of Moody's Composite Average of Yields on Corporate Bonds. A minimum death benefit of 1.5 times a participant's total deferral amount between February 14, 1995, and December 31, 1995, is also provided. The benefits under this program are not funded and are payable from our general assets. Participants in the program are unsecured general creditors of the company with respect to these benefits.

As of December 31, 1999, four directors were participating in the deferred compensation program.

Other

During 1995, the company entered into a number of ongoing transactions with BCC which are described under Part III, Item 13, "Certain Relationships and Related Transactions." None of the transactions constitutes compensation for Messrs. Crumley, Harad, or Reynolds.

Compensation Committee Report

The Compensation Committee of the board of directors approves the individual salaries and compensation programs for executive officers. The following report explains the basis for the committee's compensation decisions during 1999.

The company's salary policy provides for compensation at competitive levels for all employees. Our executive compensation program is designed to:

     . attract, motivate, reward, and retain the broad-based management talent critical to achieving the company's business goals;

     . link a portion of each executive officer's compensation to the performance of both the company and the individual executive officer; and

     .    encourage ownership of company common stock by executive officers.

To ensure that compensation levels remain competitive, the company reviews various reports and other information on the executive compensation practices of 15 other companies within office products and general distribution industries. These companies are selected primarily because comparable levels of responsibility can be identified for executives within those companies. Of these, one is included in the industry comparables index shown in the performance graph following this report.

The company also collects information on the compensation practices of 74 other distribution and retail companies. Together, these office products distribution, general distribution, and retail companies are referred to as "peer group" companies in this report. In addition to the peer group companies' compensation information, the company and committee use information regarding executive compensation programs provided by human resource consulting firms, including in 1999, Hewitt Associates, Management Compensation Group, and Stern Stewart & Co.

The company's executive compensation program has four principal components:

     .    base salary;

     .    annual variable incentive compensation;

     .    stock options; and

     .    other compensation plans.

During 1999, the cash-based annual variable (at-risk) incentive component linked executive compensation directly to the company's financial performance, and the stock option component tied executive compensation to growth in its stock value.

The company's compensation plans reflect the committee's intent that the compensation paid to executive officers will qualify for federal income tax deduction by the company. Executive compensation decisions, however, necessarily involve some subjective judgment. The committee reserves the authority to make compensation payments that may not be deductible under federal tax law.

Base Salary

A salary guideline is established for each salaried position in the company, including each executive officer position. The midpoint of each salary guideline approximates the average salary, adjusted for company size (in sales), of equivalent positions at the peer group companies. Annual base salary is designed to compensate executives for their level of responsibility, sustained individual performance, and performance of the business or staff unit which the executive heads. Business or staff unit performance is measured by economic value added, return on total capital, achievement of sales or operating targets, effectiveness of cost-containment measures, implementation of Total Quality process improvements, and other factors relevant to the specific position. In weighing these factors, the committee must make inherently subjective judgments.

Each year, the committee reviews the criteria discussed above and establishes the chief executive officer's base salary. Mr. Milliken's salary reflects his 22 years of combined experience with the company and BCC, his responsibilities as chief executive officer, and his role in the company's strategic growth, cost-effectiveness programs, and Total Quality evolution. In 1999, the committee set Mr. Milliken's base salary at $450,000 per year. This salary rate was approximately 14.7% below the midpoint of the designated salary guideline ($527,800) for the company's chief executive officer.

Annual Variable Incentive Compensation

The committee establishes objective performance criteria for the variable incentive compensation program and oversees the program's administration. This program applies to a majority of the company's salaried and hourly employees.

The criteria for the program specify percentages of the participants' compensation to be paid as additional cash compensation based on improvements in the company's "economic value added." Economic value added is determined by calculating the company's operating profit and then subtracting a pretax charge for the capital used to generate that profit.

The committee establishes target payouts for each participating position. The target payout for the chief executive officer, over time, should average approximately 60% of the chief executive officer's base salary, assuming the company performs satisfactorily. The actual payout under the plan varies from year to year depending on the company's financial performance for the year. Target payout amounts for executive officers also vary, depending on their levels of responsibility and on competitive compensation practices.

Based on our 1999 review of competitive compensation data covering the peer group companies, the committee determined that certain of the target payouts under the company's annual variable incentive compensation program required adjustment, beginning with the 1999 plan year. The committee awarded a special discretionary incentive payment to executive officers to reflect this adjustment.

Under the 1999 program, Mr. Milliken received a payment equal to 52.5% of his base salary, as reported in the Summary Compensation Table. The Summary Compensation Table reflects amounts paid under this variable incentive program.

Stock Options

The purpose of the stock option plan is to further align management's interests with the company's long-term performance and, therefore, the long-term interests of the shareholders. The committee administers this plan and grants stock options to executive officers and other key managers. The exercise price of all grants represents the fair market value of the common stock when granted.

The committee determines the number of stock options to grant by:

     .    analyzing peer group companies' competitive compensation;

     .    considering consultants' recommendations; and

     . taking each individual's salary guideline and responsibilities into account.

The committee may also consider the number and exercise price of options granted to an individual in the past. Corporate or business unit measures are not used to determine the size of individual option grants.

The stock option plan limits the number of shares issued to any individual over the life of the plan to 20% of the total number of shares authorized by shareholders for issuance under the plan. This provision reflects the committee's view that the plan is intended to provide long-term incentive compensation to a relatively broad spectrum of the company's management.

In 1999, Mr. Milliken received a grant of an option to purchase 118,000 shares of the company's common stock. In determining the number of shares to include in Mr. Milliken's grant, the committee considered:

     . information about stock option grants to chief executive officers of the peer group companies and a representative group of distribution and other operating companies;

     .    the company's financial performance;

     . the number of shares granted to other chief executive officers and the value of those options;

     .    the size of grants offered to the company's other executive officers;
          and

     .    the number and exercise price of shares previously granted to Mr.
          Milliken.

Other Compensation Plans

The company's executive officers are entitled to receive additional compensation in the form of payments, allocations, or accruals under various other compensation and benefit plans. The plans are described more fully in the footnotes to the Summary Compensation Table and under "Other Benefit Plans" in this section. Each of these plans is an integral part of the company's compensation program.

Compensation Committee of the Board of Directors

             Donald E. Roller, Chairman
             John B. Carley
             James G. Connelly III
             A. William Reynolds

Performance Graph

          The following graph compares the five-year cumulative total return beginning April 7, 1995 (the date that our common stock began trading on the New York Stock Exchange), through December 31, 1999, for the company, the Standard & Poor's 500 index, and a selected group of office products companies. The selected companies include Office Depot, OfficeMax, Staples, and U.S. Office Products Company. The graph plots the growth in value of an initial $100 investment over the indicated time period, assuming the reinvestment of dividends, if any.

                       [Performance Graph Appears Here]

                             Base
                            Period   Return   Return   Return   Return   Return
Company\Index Name           4/7/95   1995     1996     1997     1998     1999
------------------          -------  -------  -------  -------  -------  -------
Boise Cascade Office
 Products Corp.               $100   $171.00  $166.00  $119.50  $108.00  $120.00
Industry Comparables Index*    100    107.07   102.63   135.15   195.13   116.19
S&P 500 Index                  100    123.79   152.21   202.99   261.00   315.93

*Industry Comparables Index includes Office Depot, OfficeMax, Staples, and U.S.
 Office Products Company.

Compensation Tables
-------------------

The following tables present compensation information for our chief executive officer and the four next most highly compensated executive officers during 1999.

This table sets forth compensation earned during each of the last three years.

                           Summary Compensation Table

                                                                                              Long-Term
                                                                                            Compensation
                                                    Annual Compensation                        Awards
                                      -----------------------------------------------      -------------
                                                                                             Securities        All
                                                                          Other              Underlying       Other
                                                                         Annual               Options/       Compen-
Name and                              Salary ($)      Bonus ($)       Compensation ($)         SARs (#)     sation ($)
Principal Position          Year        (2)             (3)                (4)                  (5)            (6)
------------------          ----      --------        --------      ----------------          -------        -------
Christopher C. Milliken,    1999      $435,000        $236,295         $    --                118,000        $32,997
President and Chief         1998       371,250         202,722              --                 90,000         26,050
Executive Officer (1)       1997       233,757          87,840              --                 28,000         22,042

Carol B. Moerdyk,           1999       267,528         109,606              --                 42,000         33,735
Senior Vice President,      1998       252,507          99,818              --                 39,000         27,363
North American and          1997       223,002          83,448              --                 28,000         27,217
Australian Contract
Operations (1)

Richard L. Black,           1999       263,694         107,541              --                 42,000         21,161
Senior Vice President,      1998       252,507          99,818              --                 39,000         16,751
Direct Marketing and        1997       223,002          78,134              --                 28,000         16,356
Europe

A. James Balkins III,       1999       223,755          92,899              --                 42,000         29,677
Senior Vice President,      1998       202,061          81,543          54,068                 39,000         25,412
Chief Financial Officer,    1997       175,104          72,331              --                      0         23,946
and Treasurer (1)

Kenneth W. Cupp,            1999       225,000          72,698          52,448                 34,000         12,834
Senior Vice President,      1998       175,959          73,097              --                 12,500          8,429
U.S. Contract Operations    1997       152,517          39,661              --                  8,100          8,275

(1) Mr. Milliken is also a senior vice president and Mr. Balkins and Ms. Moerdyk are also vice presidents of BCC.

(2) Includes amounts deferred under the SSRP, Key Executive Deferred Compensation Plan, and 1995 Executive Officer Deferred Compensation Plan. Mr. Balkins joined the company on February 10, 1998. His compensation figures include amounts earned by him during the period from 1997 through February 9, 1998, when he was employed by BCC.

(3) Payments, if any, under the company's variable incentive compensation program. See "Annual Variable Incentive Compensation" in this section. See footnote (2) for a discussion of Mr. Balkins' compensation.

(4) For 1998, the aggregate cost to the company of providing perquisites received by Mr. Balkins is reported and includes $50,567 for a moving expense reimbursement. For 1999, the aggregate cost to the company of providing perquisites received by Mr. Cupp is reported and includes $48,296 for a moving expense reimbursement. If any federal income taxes were incurred by the executive and paid by the company relating to various executive officer benefits, the amounts would be shown in this column. The cost incurred by the company during these years for various other perquisites provided to each of the named executive officers, except for Mr. Balkins in 1998 and Mr. Cupp in 1999, is not included in this column because the amount did not exceed the lesser of $50,000 or 10% of the executive's compensation during each year.

(5) Grants under the company's Key Executive Stock Option Plan. During 1997, Mr. Balkins was not granted options to purchase shares of Boise Cascade Office Products' common stock. He was, however, granted options by the Executive Compensation Committee of the Boise Cascade Corporation board of directors to purchase 8,800 shares of BCC's common stock under its Key Executive Stock Option Plan.

(6)  Amounts disclosed in this column include the following:

                                                                   Accruals
                                               Company             of Above-        Allocations          Company-
                                              Matching               Market             to                 Paid
                                            Contributions         Interest on      Boise Cascade         Portion
                                               to the               Deferred        Corporation        of Executive
                                              Deferred            Compensation       Employee          Officer Life
                                           Compensation or           Plans        Stock Ownership       Insurance
Name                          Year        SSRP Plans ($)(*)       Balances ($)        Plan ($)         Programs ($)
----                          ----        ----------------        ------------    ---------------      ------------
Christopher C. Milliken      1999              $18,961              $10,588            $    0             $3,448
                             1998               13,773                8,072                 0              4,205
                             1997               12,993                6,356                 0              2,693

Carol B. Moerdyk
                             1999               11,020               16,441                 0              6,274
                             1998               10,079               11,031                 0              6,253
                             1997               12,475                7,156                 0              7,586

Richard L. Black             1999               10,905                9,404                 0                852
                             1998                9,919                5,701                 0              1,131
                             1997               11,832                3,537                 0                987

A. James Balkins III         1999                9,165               13,788                 0              6,724
                             1998                9,366                9,282                 0              6,764
                             1997                8,082                6,119             1,674              8,071

Kenneth W. Cupp              1999                8,943                3,145                 0                746
                             1998                6,001                1,794                 0                634
                             1997                6,756                  953                 0                566

(*) The company's 1995 Executive Officer Deferred Compensation Plan is an unfunded plan. Executive officers may irrevocably elect to defer receipt of a portion (6% to 20%) of their base salary until termination of employment or beyond. Amounts so deferred are generally credited with imputed interest at a rate equal to 130% of Moody's Composite Average of Yields on Corporate Bonds. The SSRP is a profit-sharing plan qualified under Section 401(a) of the Internal Revenue Code which contains a cash or deferred arrangement meeting the requirements of Section 401(k) of the Code.

Stock Option Tables

This table details the 1999 option grants under our Key Executive Stock Option Plan ("KESOP") to the five executives named in the Summary Compensation Table, as well as to all executive officers as a group and nonofficer employees as a group.

                           Option/SAR Grants In 1999

                                                                                              Grant
                                                  Individual Grants                         Date Value
                             ----------------------------------------------------------     ----------
                               Number of
                              Securities       Percent of
                              Underlying     Total Options/   Exercise                      Grant Date
                             Options/SARs    SARs Granted to  or Base                         Present
                               Granted        Employees in     Price         Expiration      Value (2)
Name                              (#)         Fiscal Year    ($/Sh) (1)         Date             ($)
----                         ------------    --------------- ----------      ----------     ----------
Christopher C. Milliken        118,000            11.44%      $12.8125         2/17/09      $  540,440

Carol B. Moerdyk                42,000             4.07        12.8125         2/17/09         192,360

Richard L. Black                42,000             4.07        12.8125         2/17/09         192,360

A. James Balkins III            42,000             4.07        12.8125         2/17/09         192,360

Kenneth W. Cupp                 34,000             3.30        12.8125         2/17/09         155,720

Executive officers
as a group                     469,000            45.48        12.8125         2/17/09       2,148,020

Nonofficer employees
as a group                     562,300            54.52        12.8125         2/17/09       2,575,334

(1) Under the KESOP, the exercise price must be the fair market value at the date of grant. Options granted under this plan during 1999 were fully vested when granted. However, except under limited circumstances, the options are exercisable only as follows: one-third of each option is exercisable after one year from the grant date, two-thirds of each option is exercisable after two years from the grant date, and the entire option is exercisable after three years from the grant date. Under the plan, no options may be granted after February 20, 2005. The expiration dates are 10 years after the grant date of each option grant.

(2) "Grant Date Value" has been calculated using the Black-Scholes model of option valuation, with assumptions of: (a) risk-free interest rate of 5.05%, (b) expected stock price volatility of 35%, (c) expected option term of 4.2 years, and (d) no dividends. Based on this model, the calculated value of the options on February 16, 1999 (grant date), is $4.58 per share granted. This value does not necessarily represent the amount an option holder may ultimately realize upon exercise of an option.

The following table sets forth the shares acquired and gross value (without adjustment for personal income taxes and fees, if any) realized by the top five executives when they exercised their stock options during 1999 and also states the year-end gross value of unexercised stock options held by these executives.

       Aggregate Option/SAR Exercises For 1999 and 1999 Option/SAR Values

                                                            Number of
                                                           Securities           Value of
                                                           Underlying         Unexercised
                                                           Unexercised        In-the-Money
                                                         Options/SARs at      Options/SARs
                                                           12/31/99 (#)      at 12/31/99 ($)
                          Shares Acquired     Value        Exercisable/       Exercisable/
Name                       Upon Exercise   Realized (1)   Unexercisable     Unexercisable (2)
------------------------- ---------------  ------------  ---------------    ----------------
Christopher C. Milliken          0              $0       109,067/187,333    $ 71,000/258,125

Carol B. Moerdyk                 0               0       106,067/ 77,333     107,250/ 94,375

Richard L. Black                 0               0        97,467/ 77,333      85,750/ 94,375

A. James Balkins III             0               0        13,000/ 68,000       1,250/ 94,375

Kenneth W. Cupp                  0               0        25,517/ 45,033      21,979/ 75,583

(1) The "value realized" represents the difference between the option's exercise price and the value of the company's common stock at the time of exercise.

(2) This column indicates the aggregate amount, if any, by which the common stock share price on December 31, 1999, $15.00, exceeded the options' exercise price.

Other Benefit Plans

Pension Plan

       We are a participating employer in the Boise Cascade Corporation Pension Plan for Salaried Employees. The estimated annual benefits payable upon retirement at age 65 under this plan for specified levels of average remuneration and years-of-service classifications are set out in the following table.

                               Pension Plan Table

--------------------------------------------------------------------------------
                                      Years of Service
             -------------------------------------------------------------------
Remuneration    5        10         15        20        25        30        35
--------------------------------------------------------------------------------
  $175,000   $10,938  $ 21,875  $ 32,813  $ 43,750  $ 54,688  $ 65,625  $ 76,563
  200,000     12,500    25,000    37,500    50,000    62,500    75,000    87,500
  250,000     15,625    31,250    46,875    62,500    78,125    93,750   109,375
  300,000     18,750    37,500    56,250    75,000    93,750   112,500   131,250
  400,000     25,000    50,000    75,000   100,000   125,000   150,000   175,000
  500,000     31,250    62,500    93,750   125,000   156,250   187,500   218,750
  600,000     37,500    75,000   112,500   150,000   187,500   225,000   262,500
  700,000     43,750    87,500   131,250   175,000   218,750   262,500   306,250
  800,000     50,000   100,000   150,000   200,000   250,000   300,000   350,000
--------------------------------------------------------------------------------

The pension plan entitles each vested employee, including executive officers, to receive a pension benefit at normal retirement equal to 1 1/4% of the highest average of any five consecutive years of compensation (as defined in the plan) out of the last ten years of employment, multiplied by the employee's years of service.

Under the plan, "compensation" is the employee's base salary plus any amounts earned under the company's variable incentive compensation program (only "Salary" and "Bonus" from the Summary Compensation Table). As of December 31, 1999, the highest average of annual compensation during any five consecutive years for 1990 through 1999 and the years of service for the named executives are as follows:

       Name                       Compensation  Years of Service
       ----                       ------------  ----------------
       Christopher C. Milliken      $422,224           22
       Carol B. Moerdyk              342,253           19
       Richard L. Black              336,934            6
       A. James Balkins III          254,802           21
       Kenneth W. Cupp               224,389           31

As shown in the Pension Plan Table above, benefits are computed on a straight-life annuity basis and are not offset by social security or other retirement-type benefits. An employee is 100% vested in his or her pension benefit after five years of service, except for certain breaks in service. If an employee is entitled to a greater benefit under the plan's formula than the Internal Revenue Code allows for tax-qualified plans, the excess benefits will be paid from the company's general assets under the unfunded Supplemental Pension Plan. The benefit under the qualified pension plan is reduced by compensation deferred under any nonqualified deferred compensation plan. The Supplemental Pension Plan will also provide payments to the extent that participation in these deferred compensation plans has the effect of reducing an individual's pension benefit under the qualified plan.

In the event of a change in control (as defined in the plan) of BCC, the plan restricts the ability of the plan sponsor or its successor to recoup surplus plan assets, if any exist. In general, after a change in control, the participants and beneficiaries will receive the plan's surplus assets, if any, on a pro rata basis if the plan is terminated, merged or consolidated with another plan, or the assets are transferred to another plan.

After a change in control, a majority (in both number and interest) of plan participants and beneficiaries must consent to amend this provision.

Early Retirement Plan

The Early Retirement Plan applies to:

     . executive officers 55 years old or older who are also executive officers of BCC;

     .    who have ten or more years of service;

     .    who have served as an executive officer for at least five full years;
          and

     .    who retire before age 65.

Eligible officers receive an early retirement benefit prior to age 65 equal to the benefit calculated under the Pension Plan for Salaried Employees without reduction due to the officer's early retirement. Messrs. Milliken and Balkins and Ms. Moerdyk participate in this plan.

Executive Officer Agreements

We have entered into agreements with Messrs. Milliken and Balkins and Ms. Moerdyk who are also executive officers (but not employees) of BCC. These agreements formalize their severance benefits if any of those persons' employment is terminated after a change in control (as defined in the agreements) of BCC. The agreements provide certain severance benefits and protect other benefits that the named officers have already earned or reasonably expect to receive under our employee benefit plans. The officer will receive the benefits provided under the agreement if, after a change in control of BCC, the officer's employment is terminated other than for cause or disability (as defined in the agreement) or if the officer terminates employment after actions, specified in the agreement, which adversely affect the officer are taken. Under the agreement, the officer must remain employed with us for six months following the first potential change in control of BCC.

These agreements help ensure that we will have the benefit of these officers' services without distraction in the face of a potential change in control of our majority shareholder. The board of directors believes that the agreements are in the best interests of our shareholders and the company. BCC has entered into similar agreements with all its executive officers.

The benefits under the agreements include:

     .    the officer's salary through the termination date;

     . severance pay equal to three times the officer's annual base salary and target incentive pay, less any severance pay that the officer receives under the Severance Pay Policy for Executive Officers, which is currently the amount of the officer's annual base salary;

     .    vacation pay according to our Paid Time Off Policy;

     . any earned but unpaid bonus under the Key Executive Performance Plan (or any substitute plan) for the year preceding termination;

     . an award under the Key Executive Performance Plan (or any substitute plan) equal to the greater of:

          (a) the officer's target award prorated through the month in which the officer is terminated; or

          (b) the actual award through the end of the month prior to termination based upon the award criteria for the applicable plan, prorated through the month in which the officer is terminated;

     .    accelerated exercisability of the officer's stock options;

     .    benefits under the Supplemental Early Retirement Plan; and

     .    certain additional retirement and other employee benefits.

The agreements provide four additional benefits. First, we will maintain for up to one year all employee benefit plans and programs in which the officer was entitled to participate immediately prior to termination or we will substitute similar arrangements. Second, we will maintain our participation in the Split-Dollar Life Insurance Plan until the officer's insurance policy under that plan is fully paid. Third, we will pay legal fees and expenses which the officer incurs to enforce his or her rights or benefits under the agreement. Fourth, we will increase the officer's total payments under the agreement to cover any excise taxes imposed by the Internal Revenue Service as a result of such payments.

The estimated amount of payments and other benefits (not including legal fees, if any) each named executive officer would receive under the agreement based on 1999 compensation figures (in excess of the benefits to which the officer is entitled without the agreement) is:

          .  Christopher C. Milliken               $3,313,484
          .  Carol B. Moerdyk                       1,740,925
          .  A. James Balkins III                   1,436,722

(Payments which would be made subsequent to the termination date have been discounted as of December 31, 1999, at a rate of 7.12%, according to the requirements of Section 280G of the Internal Revenue Code.) Actual payments made under the agreements at any future date would vary, depending in part upon what the executive has accrued under the variable compensation plans and benefit plans.

Each agreement is effective until December 31, 2002. The agreements are automatically extended each January 1 for a new three-year period, unless we notify the officers by September 30 of the preceding year that we do not wish to extend the agreements.

Deferred Compensation and Benefits Trust

The company has established a deferred compensation and benefits trust. This trust is intended to ensure that participants and beneficiaries under several of our nonqualified and unfunded deferred compensation plans and the executive officer agreements will receive the benefits they have earned in the event of a change in control of BCC (as defined in the plans and the agreements). The trust will not increase the benefits to which any individual participant is entitled under the covered plans and agreements. If a potential change in control occurs, the trust will be revocably funded. If an actual change in control occurs, the trust will be irrevocably funded and will pay benefits to participants in accordance with the plans and agreements. The trustee will receive fees and expenses either from us or from the trust assets. If the company become bankrupt or insolvent, the trust assets will be accessible to the claims of the company's creditors.

Indemnification

To the extent that Delaware law permits, we will indemnify our directors and officers against liabilities they incur in connection with actual or threatened proceedings to which they are or may become parties and which arise from their status as directors and officers. We insure, within stated limits, the directors and officers against these liabilities. The aggregate premium on the insurance policies for 1999 was $64,272.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership

Majority Shareholder

As of December 31, 1999, BCC, a Delaware corporation headquartered in Boise, Idaho, beneficially owned an aggregate of 53,398,724 shares, or 81.1%, of our outstanding common stock. BCC has sole voting and investment power over all of these shares. Because of their relationship with BCC, Messrs. Crumley, Harad, and Reynolds may be deemed by the Securities and Exchange Commission to beneficially own the shares of our common stock owned by BCC. Each of these three people disclaims any beneficial ownership of those shares.

Directors and Executive Officers

The directors, nominees for director, and executive officers furnished the following information to us regarding the shares of our common stock which they beneficially owned on December 31, 1999.

          Ownership of Boise Cascade Office Products Corporation Stock

--------------------------------------------------------------------------------
                                             Amount and Nature of    Percent
         Name of Beneficial Owner            Beneficial Ownership   of Class
--------------------------------------------------------------------------------

Directors (1)
-------------
John B. Carley.............................         47,000             *
James G. Connelly III......................         26,000             *
Theodore Crumley...........................          1,000             *
Peter G. Danis Jr..........................        324,800             *
George J. Harad............................          2,000             *
Christopher C. Milliken....................        318,639(2)          *
A. William Reynolds........................         43,000             *
Donald E. Roller...........................         11,000             *

Other Named Executives
----------------------
Carol B. Moerdyk...........................        192,689(2)          *
Richard L. Black...........................        176,294(2)          *
A. James Balkins III.......................         91,254(2)          *
Kenneth W. Cupp............................         75,522(2)          *

All directors, nominees for director, and
  executive officers as a group (1)(2).....      1,882,336              2.73%

    *Less than 1% of class
--------------------------------------------------------------------------------

(1) Beneficial ownership for the directors includes all shares held of record or in street name, plus options granted but unexercised under the Director Stock Option Plan ("DSOP"), described under "Director Compensation" in Part III, Item 11. The number of shares subject to options under the DSOP included in the beneficial ownership table is as follows: Messrs. Carley, 23,000 shares; Connelly, 23,000 shares; Danis, 10,000 shares; Reynolds, 23,000 shares; Roller, 10,000 shares; and directors as a group, 89,000 shares.

(2) The beneficial ownership for these executive officers includes all shares held of record or in street name, plus options granted but unexercised under the Key Executive Stock Option Plan ("KESOP"), described under "Stock Option Tables" in Part III, Item 11, and interests in shares of common stock held in the Boise Cascade Office Products Common Stock Fund by the trustee of the Savings and

Supplemental Retirement Plan ("SSRP"), a defined contribution plan qualified under Section 401(a) of the Internal Revenue Code. The following table indicates the nature of each executive's stock ownership.

                           Common     Unexercised       SSRP
                           Shares       Option        (Common
                           Owned        Shares         Stock)
                           ------     -----------     -------
Christopher C. Milliken     8,400         296,400      13,839
Carol B. Moerdyk            5,000         183,400       4,289
Richard L. Black            1,494         174,800           0
A. James Balkins III          200          81,000      10,054
Kenneth W. Cupp             1,660          70,550       3,312

All executive officers
  as a group               25,759       1,362,050      39,727

On December 31, 1999, the following directors, nominees for director, and executive officers beneficially owned or held options for the following number of shares of BCC's common and preferred stock.

                 Ownership of Boise Cascade Corporation Stock

-----------------------------------------------------------------------------------------------
                                                                          Total
                               Common  Unexercised  Deferred    SSRP      Shares       ESOP
                               Shares    Option      Stock    (Common     Common    (Preferred
Name of Beneficial Owner       Owned     Shares      Units     Stock)   Stock (1)   Stock) (2)
-----------------------------------------------------------------------------------------------

Directors
---------
Theodore Crumley                1,247      189,300     1,547   19,369     211,463        616
George J. Harad                 3,511      743,500     8,719    7,972     763,702        863
Christopher C. Milliken             0            0         0        0           0        974
A. William Reynolds            10,000       16,864         0        0      26,864          0

Other Named Executives
----------------------
Carol B. Moerdyk                    0       42,700         0       43      42,743        285
A. James Balkins III               65       31,200         0        0      31,265        483
Kenneth W. Cupp                     0            0         0       14          14        856

All directors, nominees for
  director, and executive
  officers as a group          17,173    1,208,424    13,055   30,128   1,268,780     13,178
-----------------------------------------------------------------------------------------------

(1) Mr. Harad beneficially owns about 1.24% of BCC's common stock. All of our executive officers, directors, or nominees for director (as a group) beneficially own 2.05% of BCC's common stock.

(2) Our executive officers (individually or as a group) do not own more than 1% of BCC's Series D preferred stock (ESOP).


Ownership of More than 5% of Boise Cascade Office Products Stock

As of December 31, 1999, the table below describes each person or entity that we know to be the beneficial owner of more than 5% of any class of our voting securities.

------------------------------------------------------------------------------
                          Voting          Dispositive
                         Authority         Authority     Total Amount  Percent
                     ----------------- ----------------- of Beneficial   of
Name and Address        Sole    Shared    Sole    Shared   Ownership    Class
------------------------------------------------------------------------------

Common Stock, $.01 Par Value
----------------------------

Boise Cascade
 Corporation         53,398,724   0    53,398,724   0     53,398,724    81.1%
1111 W. Jefferson
 Street
P.O. Box 50
Boise, ID 83728
------------------------------------------------------------------------------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


As of December 31, 1999, BCC owned 81.1% of the outstanding shares of our common stock. We supply office products to BCC and purchase certain paper and paper products from them. During the year ended December 31, 1999, our sales to BCC were $2,021,000 and our purchases from them were $306,072,000. We anticipate that our sales and purchases with BCC during 2000 will exceed those in 1999.

In December 1999, BCC announced a proposal to acquire our outstanding public shares. On March 12, 2000, BCC and BCOP entered into an Agreement and Plan of Merger in which BCC would purchase all of BCOP's publicly held shares for $16.50 in cash. In accordance with that Agreement, BCC commenced a tender offer for our minority public shares on March 22, 2000. The offer will expire on April 19, 2000, unless it is extended. If BCC is successful in obtaining a majority of the minority shares, it will purchase the remaining shares through a short-form merger. If BCC completes the tender and merger, we will again become a wholly-owned subsidiary of BCC.

We have entered into a number of agreements with BCC regarding our ongoing relationship. Because our various relationships with BCC are so complex, each agreement or the transactions within it, considered separately, may contain terms less favorable to us than we might have obtained from an unaffiliated third party. Nevertheless, the company and BCC intend that these interrelated agreements and transactions, taken as a whole, should fairly accommodate our respective interests while continuing certain mutually beneficial joint arrangements.

We may enter into additional or modified arrangements and transactions with BCC. While we expect any future arrangements and transactions to be negotiated, conflicts of interest may occur. Although we have not adopted any formal procedures to prevent conflicts of interest, we intend to seek our independent directors' approval for any agreement which our management or any independent director believes to be materially important to us and to involve a significant conflict of interest with BCC.

Certain arrangements and transactions between us and BCC or its affiliates are summarized below.

Paper Sales Agreement

The majority of our purchases from BCC are under a Paper Sales Agreement whereby BCC sells us office papers. We calculate the prices for these papers with a formula meant to approximate prevailing market prices. The agreement has an initial term of 20 years, commencing April 1, 1995. It will automatically renew for five-year periods, subject to termination rights under specific circumstances.

Administrative Services Agreement

We also have an agreement under which BCC provides various administrative services to us. These services include, among others, financial reporting, cash management, human resources services, legal and corporate secretarial functions, internal audit, benefits administration, transfer agent functions, and insurance. These services are provided for varying periods, from one to five years, and may be renewed or terminated from time to time. BCC charges us rates for these services which reasonably approximate the cost to BCC of providing these services to us. During 1999, we paid BCC $3,272,000 under this agreement.

Tax Matters Agreement

We have entered into an agreement with BCC which allocates state and federal tax liabilities and obligations between us. Since April 1, 1995, we have been responsible for all tax liability which we incur. BCC must provide tax administration for us, and we must reimburse them for the administration costs.

Shareholder Agreement

Finally, we have an agreement with BCC which establishes certain rights for BCC to purchase shares of voting stock or securities convertible into voting stock which we may wish to sell from time to time. In addition, this agreement gives BCC certain demand and participation registration rights for the shares of our stock which it holds.


Additional information concerning certain relationships and related transactions during 1999 is set forth in Note 2, "Transactions With Boise Cascade Corporation," of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Form 10-K for Boise Cascade Office Products Corporation:

          (1)  Financial Statements
               See listing of Financial Statements included in this Form 10-K in
               Part II, Item 8.

          (2)  Financial Statement Schedules

               None required.

          (3)  Exhibits

               Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

     (b)  Reports on Form 8-K

          No Form 8-K's were filed during the fourth quarter of 1999.

     (c)  Exhibits

          See Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Boise Cascade Office Products Corporation

                              By  /s/  Christopher C. Milliken
                                  ----------------------------
                                   Christopher C. Milliken
                                   Chief Executive Officer
Dated:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.

                          Signature                                         Capacity
(i)       Principal Executive Officer:

           /s/ Christopher C. Milliken
          ---------------------------------------                    Chief Executive Officer
               Christopher C. Milliken

(ii)      Principal Financial Officer:

           /s/    A. James Balkins III
          ---------------------------------------                   Senior Vice President and
                  A. James Balkins III                               Chief Financial Officer

(iii)      Principal Accounting Officer:

           /s/    Thomas J. Jaszka
          ---------------------------------------                    Vice President and Controller
                  Thomas J. Jaszka

(iv)      Directors:

           /s/  Christopher C. Milliken
          ---------------------------------------
                Christopher C. Milliken

           /s/  George J. Harad
          ---------------------------------------
                George J. Harad

           /s/  John B. Carley
          ---------------------------------------
                John B. Carley

           /s/  James G. Connelly III
          ---------------------------------------
                James G. Connelly III

           /s/  Theodore Crumley
          ---------------------------------------
                Theodore Crumley

           /s/  Peter G. Danis Jr.
          ---------------------------------------
                Peter G. Danis Jr.

           /s/  A. William Reynolds
          ---------------------------------------
                A. William Reynolds

           /s/  Donald E. Roller
          ---------------------------------------
                Donald E. Roller

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 28, 2000, included in this Form 10-K for the year ended December 31, 1999, into Boise Cascade Office Products Corporation's previously filed registration statement on Form S-8 (File No. 33-96348); registration statement on Form S-8 (File No. 333-1132); registration statement on Form S-8 (File No. 333-1134); registration statement on Form S-8 (File No. 333-1152); post-effective amendment No. 1 to registration statement on Form S-1 (File No. 333-3660); registration statement on Form S-3 (File No. 333-50131); and registration statement on Form S-8 (File No. 333-80989).



                                                          /s/Arthur Andersen LLP


Boise, Idaho
March 29, 2000

                   BOISE CASCADE OFFICE PRODUCTS CORPORATION
                               INDEX TO EXHIBITS
                   Filed With the Annual Report on Form 10-K
                      for the Year Ended December 31, 1999

Number                               Description                     Page Number
------                               -----------                     -----------

2.1       (1)    Asset Transfer and Subscription Agreement
                  dated April 1, 1995                                     --
2.2       (2)    Share Purchase Agreement dated July 2, 1997,
                  by and among Boise Cascade Office Products
                  Corporation, Jean-Paul Guisset, and Mrs.
                  Marie Annick Guisset                                    --
3.1       (3)    Restated Certificate of Incorporation                    --
3.2       (4)    Bylaws, as amended October 11, 1995                      --
4.1       (1)    Specimen Certificate Representing Shares of
                  Common Stock                                            --
4.2       (5)    Credit Agreement dated June 26, 1997                     --
9                Inapplicable                                             --
10.1      (6)    Form of Executive Officer Severance Agreement,
                  as amended through August 3, 1999                       --
10.2      (3)    Administrative Services Agreement dated
                  April 1, 1995                                           --
10.3      (7)    Paper Sales Agreement dated April 1, 1995                --
10.4      (3)    License Agreement dated April 1, 1995                    --
10.5      (3)    Shareholder Agreement dated April 1, 1995                --
10.6      (3)    Tax Matters Agreement dated April 1, 1995                --
10.7      (8)    Key Executive Stock Option Plan, as amended
                  through February 16, 1999                               --
10.8      (9)    Director Stock Option Plan, as amended through
                  December 17, 1996                                       --
10.9      (3)    Form of Confidential Information and Noncompetitive
                  Agreement, approved February 20, 1995                   --
10.10     (6)    Early Retirement Plan for Executive Officers, as
                  amended through August 3, 1999                          --
10.11     (6)    Supplemental Pension Plan, as amended
                  through August 3, 1999                                  --
10.12     (3)    Key Executive Deferred Compensation Plan,
                  effective February 20, 1995                             --
10.13            Executive Officer Financial Counseling Program, as
                  amended through August 3, 1999
10.14     (4)    Split-Dollar Life Insurance Plan, as amended
                  July 27, 1995                                           --
10.15     (9)    Supplemental Health Care Plan for Executive
                  Officers, revised July 31, 1996                         --
10.16     (3)    Executive Officer Severance Pay Policy, adopted
                  February 20, 1995                                       --
10.17     (3)    Key Executive Performance Plan, adopted
                  February 20, 1995                                       --


10.18            1999 and 2000 Performance Criteria for the Key
                   Executive Performance Plan
10.19     (3)    Board of Directors Deferred Compensation Plan,
                   effective February 14, 1995                            --
10.20     (4)    1995 Executive Officer Deferred Compensation
                   Plan, effective January 1, 1996                        --
10.21     (4)    1995 Board of Directors Deferred Compensation
                   Plan, effective January 1, 1996                        --
10.22    (10)    Form of Deferred Compensation and
                  Benefits Trust dated January 30, 1996                   --
10.23            Executive Officer Wellness Program,
                   adopted August 3, 1999
11               Inapplicable                                             --
12               Ratio of Earnings to Fixed Charges
13               Incorporated sections of the Boise Cascade Office
                  Products Corporation Fact Book for the fourth
                  quarter of 1999
16               Inapplicable                                             --
18               Inapplicable                                             --
21               Significant subsidiaries of the registrant
22               Inapplicable                                             --
23               Consent of Arthur Andersen LLP (see page 65)
24               Inapplicable                                             --
27               Financial Data Schedule
28               Inapplicable                                             --
99               Inapplicable                                             --

(1) Exhibits 2.1 and 4.1 were filed under the same exhibit numbers in our Amendment No. 1 to the Registration Statement on Form S-1 filed on March 28, 1995, and are incorporated by reference.

(2) Exhibit 2.2 was filed as Exhibit 2 in our current report on Form 8-K filed on July 17, 1997, and is incorporated by reference.

(3)  Exhibits 3.1, 10.2, 10.4, 10.5, 10.6, 10.9, 10.12, 10.16, 10.17, and 10.19
     were filed under the same exhibit numbers in our Registration Statement on Form S-1 filed on February 22, 1995, and are incorporated by reference.

(4) Exhibits 3.2, 10.14, 10.20, and 10.21 were filed under the same exhibit numbers in our 1995 Annual Report on Form 10-K and are incorporated by reference.

(5) The Credit Agreement dated June 26, 1997, was filed as Exhibit 4 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and is incorporated by reference.

(6) The Form of Executive Officer Severance Agreement, Early Retirement Plan for Executive Officers, and Supplemental Pension Plan were filed as Exhibits 10.1, 10.2, and 10.3 in our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and are incorporated by reference.

(7) Exhibit 10.3 was filed under the same exhibit number in our Amendment No. 1 to the Registration

     Statement on Form S-1 filed on March 28, 1995, and is incorporated by reference. The Company has been granted an order of confidential treatment with respect to a portion of Exhibit 10.3.

(8) Exhibit 10.7 was filed under the same exhibit number in our 1998 Annual Report on Form 10-K and is incorporated by reference.

(9) Exhibits 10.8 and 10.15 were filed under the same exhibit numbers in our 1996 Annual Report on Form 10-K and are incorporated by reference.

(10) The Form of Deferred Compensation and Benefits Trust dated January 30, 1996, was filed as Exhibit 10 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and is incorporated by reference.